Form 10-Q
period 1996-09-30
QUANTITATIVE METHODS CORP
filed 1996-11-13
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

              Class                          Outstanding as of November, 1996
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,150,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Current assets at September 30, 1996 were $75,000 as compared to net current assets at September 30, 1995 of $0.00. The increase in current assets was due to an increase in cash of $75,000 from the sale of 150,000 shares of the Company's common stock at $.50 per share.

         The Company has not received any income nor incurred any expenses as of the quarter ended September 30, 1996, and has limited operational history. Since the acquisition of the cash, the Company has entered into the business of marketing and promoting products and services of companies specializing in new patent technologies. The Company has entered into discussions and negotiations with various parties to acquire and promote new patent technologies; however, the Company has not concluded any transactions, entered into any agreements, letters of intent, or any other arrangements with respect to any change in control or status of the Company. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of this venture.

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



                                                  QUANTITATIVE METHODS CORPORATION
                                                    (A Development Stage Company)
                                                            BALANCE SHEETS

                                                                       9/30/96               12/31/95
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
                                                                     ===========            ===========








                                                  QUANTITATIVE METHODS CORPORATION
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS


                                                                                                               7/26/90
                                               For the three months              For the nine months           (Date of
                                                  ended Sept 30,                    ended Sept 30,          inception) to
                                              1996             1995            1996             1995           9/30/96
                                            Unaudited        Unaudited       Unaudited        Unaudited       Unaudited
                                           ------------    ------------    -------------    ------------    ------------

Net sales                                  $      - 0 -    $      - 0 -    $       - 0 -    $      - 0 -    $      - 0 -
Cost of sales                                     - 0 -           - 0 -            - 0 -           - 0 -           - 0 -
                                           ------------    ------------    -------------    ------------    ------------

                 GROSS PROFIT (LOSS)              - 0 -           - 0 -            - 0 -           - 0 -           - 0 -

General and
  administrative expenses                         - 0 -           - 0 -            - 0 -           - 0 -           1,000
                                           ------------    ------------    -------------    ------------    ------------



                 NET INCOME (LOSS)         $      - 0 -    $      - 0 -    $       - 0 -    $      - 0 -    $     (1,000)
                                           ============   =============    =============    ============    ============
Net income (loss) per weighted
 average common shares                     $        .00    $        .00    $         .00    $        .00
                                           ============   =============    =============    ============

Weighted average number of
 common shares used to compute
 net income (loss)                            1,150,000       1,000,000        1,150,000       1,000,000
                                           ============    ============    =============    ============






                                                  QUANTITATIVE METHODS CORPORATION
                                                    (A Development Stage Company)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional
                                                   Par Value $.001              Paid-in         Retained
                                                 Shares         Amount          Capital          Deficit
                                               ----------     ----------      -----------      -----------
Balances at 7/26/90
 (Date of inception)                               - 0 -      $   - 0 -       $    - 0 -       $     - 0 -
  Issuance of common stock (restricted)
   at $.001 per share at 7/26/90               1,000,000          1,000            - 0 -
  Net loss for period                                                                               (1,000)
                                               ---------      ---------       ----------       -----------

Balances at 12/31/90                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/91                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/92                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/93                           1,000,000          1,000            - 0 -            (1,000)
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/94                           1,000,000          1,000            - 0 -            (1,000)
  Issuance of common stock (restricted)
     at $.50 per share at 11/17/95               150,000            150           74,850
  Net loss for year                                                                                  - 0 -
                                               ---------      ---------       ----------       -----------

Balances at 12/31/95                           1,150,000          1,150           74,850            (1,000)
  Net loss for period                                                                                - 0 -
                                               ---------      ---------       ----------       -----------
Balances at 9/30/96                            1,150,000      $   1,150       $   74,850       $    (1,000)
                                               =========      =========       ==========       ===========





                                                  QUANTITATIVE METHODS CORPORATION
                                                    (A Development Stage Company)
                                                      STATEMENTS OF CASH FLOWS



                                                                                                               7/26/90
                                                                     For the nine months                       (Date of
                                                                       ended Sept 30,                       inception) to
                                                               1996                     1995                   9/30/96
                                                             Unaudited                Unaudited               Unaudited
                                                           -------------            -------------           -------------
OPERATING ACTIVITIES
        Net income (loss)                                  $       - 0 -            $       - 0 -           $      (1,000)
        Adjustments to reconcile
         net income (loss) to cash
         used by operating activities:
         Amortization                                              - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED (USED)
                    BY OPERATING ACTIVITIES                        - 0 -                    - 0 -                  (1,000)

INVESTING ACTIVITIES
Organization Costs                                                 - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    NET CASH USED BY
                    INVESTING ACTIVITIES                           - 0 -                    - 0 -                   - 0 -

FINANCING ACTIVITIES
        Proceeds from sale of
         common stock                                              - 0 -                    - 0 -                  76,000
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                           - 0 -                    - 0 -                  76,000
                                                           -------------            -------------           -------------

                    INCREASE IN CASH
                    AND CASH EQUIVALENTS                           - 0 -                    - 0 -                  75,000

        Cash and cash equivalents
        at beginning of year                                      75,000                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    CASH & CASH EQUIVALENTS
                    AT END OF PERIOD                       $      75,000            $       - 0 -           $      75,000
                                                           =============            =============           =============





                         QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996


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

        In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement is required to be applied in the Company's financial statements for the fiscal year commencing January 1, 1993. The Company has elected to recognize the cumulative effect of the change in 1993. At December 31, 1995 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2006.

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



                               QUANTITATIVE METHODS CORPORATION




Dated: November 12, 1996    s\Krista Nielson
                          ------------------------------------------------------
                          Krista Nielson, President, CEO and Director




Dated: November 12, 1996    s\David R. Yeaman
                          ------------------------------------------------------
                          David R. Yeaman, Secretary/Treasurer, CFO and Director