Form 10-Q
period 1997-03-31
QUANTITATIVE METHODS CORP
filed 1997-05-14
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of May, 1997
------------------------------------         ---------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               1,150,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Current assets at March 31, 1997 were the same as at March 31, 1996, that being $75,000. The Company has not received any income nor incurred any expenses as of the quarter ended March 31, 1997, and has limited operational history. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business for acquisition.

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

         Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, with limited assets, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.



                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       3/31/97               12/31/96
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




                                      F-1



                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                              7/26/90
                                               For the three months          (Date of
                                                  ended March 31,          inception) to
                                              1997             1996           3/31/97
                                            Unaudited        Unaudited       Unaudited
                                           ------------    ------------    ------------

Net sales                                  $      - 0 -    $      - 0 -    $      - 0 -
Cost of sales                                     - 0 -           - 0 -           - 0 -
                                           ------------    ------------    ------------

                 GROSS PROFIT (LOSS)              - 0 -           - 0 -           - 0 -

General and
  administrative expenses                         - 0 -           - 0 -           1,000
                                           ------------    ------------    ------------



                 NET INCOME (LOSS)         $      - 0 -    $      - 0 -    $     (1,000)
                                           ============   =============    ============
Net income (loss) per weighted
 average common shares                     $        .00    $        .00
                                           ============   =============

Weighted average number of
 common shares used to compute
 net income (loss)                            1,150,000       1,150,000
                                           ============    ============






                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional
                                                   Par Value $.001              Paid-in         Retained
                                                 Shares         Amount          Capital          Deficit
                                               ----------     ----------      -----------      -----------
Balances at 7/26/90
 (Date of inception)                               - 0 -      $   - 0 -       $    - 0 -       $     - 0 -
  Issuance of common stock (restricted)
   at $.001 per share at 7/26/90               1,000,000          1,000                              - 0 -
  Net loss for period                                                                               (1,000)
                                               ---------      ---------       ----------       -----------
Balances at 12/31/90                           1,000,000          1,000            - 0 -            (1,000)
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------
Balances at 12/31/91                           1,000,000          1,000            - 0 -            (1,000)
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------
Balances at 12/31/92                           1,000,000          1,000            - 0 -            (1,000)
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------
Balances at 12/31/93                           1,000,000          1,000            - 0 -            (1,000)
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------
Balances at 12/31/94                           1,000,000          1,000            - 0 -            (1,000)
  Issuance of common stock
      (restricted) at $.50
      per share at 11/17/95                      150,000            150           74,850
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------
Balances at 12/31/95                           1,150,000          1,150           74,850            (1,000)
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------
Balances at 12/31/96                           1,150,000          1,150           74,850            (1,000)
  Net income for period                                                                              - 0 -
                                               ---------      ---------       ----------       -----------
Balances at 3/31/97                            1,150,000      $   1,150       $   74,850       $    (1,000)
                                               =========      =========       ==========       ===========

                                      F-3



                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                               7/26/90
                                                                     For the three months                     (Date of
                                                                       ended March 31,                      inception) to
                                                               1997                     1996                   3/31/97
                                                             Unaudited                Unaudited               Unaudited
                                                           -------------            -------------           -------------
OPERATING ACTIVITIES
        Net income (loss)                                  $       - 0 -            $       - 0 -           $      (1,000)

        Adjustments to reconcile
         net income (loss) to cash
         used by operating activities                              - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED (USED)
                    BY OPERATING ACTIVITIES                        - 0 -                    - 0 -                  (1,000)

INVESTING ACTIVITIES                                               - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    NET CASH USED BY
                    INVESTING ACTIVITIES                           - 0 -                    - 0 -                   - 0 -

FINANCING ACTIVITIES
        Proceeds from sale of
         common stock                                              - 0 -                    - 0 -                  76,000
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                           - 0 -                    - 0 -                  76,000
                                                           -------------            -------------           -------------

                    INCREASE IN CASH
                    AND CASH EQUIVALENTS                           - 0 -                    - 0 -                  75,000

        Cash and cash equivalents
        at beginning of year                                      75,000                   75,000                   - 0 -
                                                           -------------            -------------           -------------

                    CASH & CASH EQUIVALENTS
                    AT END OF PERIOD                       $      75,000            $      75,000           $      75,000
                                                           =============            =============           =============



                                      F-4

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        QUANTITATIVE METHODS CORPORATION




Dated: May 12, 1997         s\Krista Nielson
                          ------------------------------------------------------
                          Krista Nielson, President, CEO and Director




Dated: May 12, 1997         s\Sasha Belliston
                          ------------------------------------------------------
                          Sasha Belliston, Secretary/Treasurer, CFO and Director