Form 10-K405/A
period 1996-12-31
QUANTITATIVE METHODS CORP
filed 1997-10-30
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


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

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K dated February 25, 1997 as set forth below:

     Cover Page is amended to read as follows:

Indicate the number of shares outstanding of each of reigstrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of February, 1997
$.001 PAR VALUE CLASS A COMMON STOCK                   1,150,000 SHARES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUANTITATIVE METHODS CORPORATION


Dated: October 30, 1997            s/ Krista Nielson
                                 Krista Nielson, President, CEO and Director


Dated: October 30, 1997            s/ Sasha Belliston
                                 Sasha Belliston, Secretary/Treasurer,
                                                  CFO and Director