Form 10-K
period 1998-12-31
QUANTITATIVE METHODS CORP
filed 1999-04-15
CIK 894561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from  ________  to   ________

         Commission File No. 33-55254-42

                        QUANTITATIVE METHODS CORPORATION
             (Exact name of Registrant as specified in its charter)

             NEVADA                                            87-0485310
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

6200 Taschereau Blvd. East
Suite 203
Brossard, (Quebec)
CANADA                                                  J4W 3J8
(Address of principal executive offices)                  (Postal Code)

Registrant's telephone number, including area code (450) 676-6060

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,343,750

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                           Outstanding as of March 31, 1999
-------------------------------------         --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK            9,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                         Form 8-K filed January 22, 1999

                                     PART I


ITEM 1.  Business.

         Quantitative   Methods  Corporation  (the  "Company"  or  "QTTM"),  was
incorporated under the laws of Nevada on July 26, 1990.

         In November 1995, the Company, in consideration of the issuance of 150,000 authorized but unissued shares, acquired $75,000 from Capital General Corporation for $.50 per share. The price of the shares was arbitrarily decided upon by both parties. After the completion of the stock purchase, Capital General became the holder of approximately 49.6% of the outstanding shares of the Company.

         As of December 31, 1998 the Company was in the developmental stage, and its operations to that date had been limited to the aforementioned sale of shares to Capital General Corporation and the gift of shares to the minority shareholders. The Company was then in the process of investigating potential business ventures which, in the opinion of management, would provide a source of eventual profit to the Company.

         Pursuant to an Agreement made and entered into on January 8, 1999 between the Company and SoftGuard Enterprises, Inc., ("SoftGuard") a corporation incorporated under the laws of Canada and the shareholders of SoftGuard, collectively (the "Sellers"), the Company issued and delivered on January 12, 1999, 7,650,000 shares of its Common Stock bearing a restrictive legend to Sellers, in exchange for which issuance, QTTM acquired all of the outstanding shares of SoftGuard.

         The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

         Following the above transaction the former shareholders of SoftGuard owned 82% of the outstanding shares of the Company.

         SoftGuard was incorporated on June 23, 1995 to engage in the business of technical product development and marketing of computer software and Internet services. SoftGuard is a development stage enterprise and has had no revenues to date.

         Since its formation SoftGuard has been developing technologies for use in the field of information systems management and security. This work has led to the creation of a working prototype of its copyrighted (Canada) Software License Notification System ("SLNS"). The SLNS will enable customer/users to avoid the use of improperly licensed software and provide timely access to product upgrade and security information.

         Management expects to be able to expand the SLNS technology to support customer/users in the secure circulation of digital information, including legal documents, memoranda, engineering specifications and sound files.

         SoftGuard  has  submitted  a  patent  application  for SLNS to the U.S.
Department of Commerce, Patent and Trademark Office. The application has been examined and allowed for issuance as a patent by the Patent and Trademark Office. SoftGuard also has patent applications pending in Canada and the contracting states of the European Patent Convention.

         There are currently five employees of the Company inclusive of officers of the Company.

         The Agreement of January 8, 1999 was attached as an exhibit to the Company's electronic filing of Form 8-K on January 21, 1999.


ITEM 2.  Properties.

         As of December 31, 1998 the Company had $0 in cash and no other properties. It utilized space on a rent-free basis in the office of its principal shareholder, Capital General Corporation.


ITEM 3.  Legal Proceedings.

         During the period prior to December 31, 1998 there have been numerous legal proceedings against the Company and its former directors and officers. These have been fully reported in previous reports filed with the Securities and Exchange Commission. None of the legal proceedings are currently pending.

         No legal proceedings have been incurred as a result of the Agreement dated January 8, 1999.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         As of December 31, 1998 there was no trading  market for the  Company's
$.001 par value common stock nor was there a trading market for the Company's stock prior to that date.

         As of March 29, 1999, there were 403 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

         The Company's common stock commenced trading on the NASD Bulletin Board on January 27, 1999 under the symbol "QTTM". The aggregate market value of the stock held by non-affiliates on that date was $14,343,750.

ITEM 6.   Selected Financial Data.

                        QUANTITATIVE METHODS CORPORATION
                              SUMMARY OF OPERATIONS
                                DECEMBER 31, 1998


                                            1998               1997              1996              1995              1994
Total Assets                                   0             75,000            75,000            75,000                 0
Revenues                                       0                  0                 0                 0                 0
Operating Expenses                             0                  0                 0                 0                 0
Net Earnings (Loss)                     (75,000)                  0                 0                 0                 0
Per Share Data
Earnings (Loss)                            (.07)                  0                 0                 0                 0
Average Common Shares
Outstanding                            1,150,000          1,150,000         1,150,000         1,018,750                 0
 ..............................  ................  .................  ................  ................  ................


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         As of December 31, 1998, the Company had no operational history and had not engaged in business of any kind. All risks inherent in new and inexperienced enterprises were, and still are, inherent in the Company's business.

         As a consequence of the Agreement dated January 8, 1999, the management and operations of the Company changed to give effect to the new business of the Company as described in Item 1.

         Management believes that the SLNS technology, while as yet untested in the marketplace, represents a viable business opportunity. The SLNS will enable the corporate or other user to ascertain if their systems contain unlicensed, unauthorized or other "rogue" software. Management believes that the market for this product is significant. Currently Management is unaware of any other product currently available which addresses this need .

         Extending the technology of SLNS, the Company is beginning the development of an additional product which will support users in the secure circulation of digital information, including legal documents, memoranda, engineering specifications, and graphic and sound files.

Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy.

         The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved. The Company is working to minimize the effects of the issue on its own computer systems.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors during the year ended December 31, 1998. Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

      Name                      Age      Position

      Krista Nielson            34       President, Director
               (resigned January 12, 1999)

      Sasha Belliston           24       Secretary/Treasurer, Director
               (resigned January 12, 1999)

KRISTA NIELSON
         was a Director of the Company since its inception until her resignation as an officer and Director of the Company on January 12, 1999. In addition to her management position with the Company, she has been since 1986 an officer and director of Capital General Corporation, a Utah-based financial consulting firm, and has been involved in the organization and promotion of various shell companies. Ms. Nielson received a Business degree from Salt Lake Community College in 1987. She serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Yeaman Auto Sales, Inc., an automobile dealership company, Four Star Ranch, Inc., a farmland development company, Creative Financial Corporation and Visual Impact Corporation, financial consulting companies, and National Stock Transfer, Inc., a stock transfer agency company. Ms. Nielson devotes her time primarily to her role as Vice President of Capital General and to the financial consulting activities in which Capital General engages.

SASHA BELLISTON
     was a Director of the Company from April 22, 1997 until her resignation as an officer and Director on January 12, 1999. In addition to her management position with the Company, she has been Vice President of Capital General since April, 1997. For the past five years, Ms. Belliston has devoted her time primarily as a cosmetologist and homemaker. Ms. Belliston serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Four Star Ranch, Inc., a farmland development company, Argon Financial Corporation and Public Financial Corporation, investment companies. Ms. Belliston dedicates her time primarily to her role as President of Four Star Ranch and the farming activities in which Four Star Ranch engages.

         Previous management of the Company had, in their various capacities at Capital General over the past ten years, assisted in the organization of approximately 75 corporations which are in varying stages of development and approximately 50 of such corporations have completed a merger/acquisition transaction.

         On January, 14, 1999, following the resignation of Ms. Nielson and Ms. Belliston, new Directors and Officers were appointed, who will serve until the next annual meeting of the Company's stockholders. These new Directors and Officers are as follows:

         Name                      Age      Position

         Robert L. Seaman          57       President/Director

         Helga Leuthe              39       Secretary/Treasurer/Director

     The resignations of Ms. Nielsen and Ms. Belliston, as well as the appointment of Ms. Leuthe and Mr. Seaman as officers and directors, was previously reported by Form 8-K filed on January 22, 1999.

ROBERT L. SEAMAN
         For the past five years Robert L. Seaman has been engaged in the private practice of law maintaining his office, at Suite 3200, 515 Madison Ave., New York, NY 10022. Mr. Seaman also serves as a director of United Energy Corporation of Secaucus, N.J.

HELGA LEUTHE
     Ms. Leuthe has been the Secretary/Treasurer and a shareholder of SoftGuard since inception. Since September 1995, she has been active in the management and financial activities of SoftGuard, ranging from the daily financial operations to securing financing for the company. Ms. Leuthe has worked in the field of accounting and finance for several Canadian corporations, including the public company Technical Maintenance Corporation (Nevada). She is also an officer and director of Egret, Inc. a public company which files with the SEC.

ITEM 11.  Executive Compensation.

         During the year ended December 31, 1998 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf in the investigation of business opportunities.

         The Company will pay compensation to the officers and directors elected in 1999, if at all, at a rate yet to be determined by the board of directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 31, 1999, information regarding the beneficial ownership of shares by each person known by the Company to own more than five percent of the outstanding shares, by each of the directors/officers, and by the directors/officers as a group.

                       HOLDERS OF GREATER THAN 5% OF CLASS

                             Name & Address                            Amount of
Title of Class             of Beneficial Owner                Beneficial Ownership               Percent of Class
Common Stock               Haven Trading Ltd.                          4,500,000                           48.4%
                           Sea Meadow House
                           Blackburne Highway
                           P.O. Box 116
                           Roadtown, Tortola BWI

Common Stock               Capital General Corporation                   700,000                            7.5%
                           3098 S. Highland Dr. Suite 460
                           Salt Lake City, UT 84106


TOTAL OF ALL SHAREHOLDINGS                                             5,200,000                           55.9%
OF GREATER THAN 5%

                                                DIRECTORS AND OFFICERS

Common Stock               Helga Leuthe                                  400,000                            4.3%
                           6200 Taschereau Blvd East
                           Suite 203
                           Brossard, Quebec, Canada
                           J4W 3J8
                           (Director & Officer)

Common Stock               Robert L. Seaman                              400,000                            4.3%
                           515 Madison Ave., Suite 3200
                           New York, NY 10022
                           (Director & Officer)

TOTAL SHAREHOLDINGS OF
DIRECTORS & OFFICERS                                                     800,000                            8.6%

ITEM 13.  Certain Relationships and Related Transactions.

         As of March 31, 1999 no officer, director, nominee for election as a director or associate of such officer, director or nominee is, or was, in debt to the company or engaged in any other transactions, with the Company.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The Company  filed a Form 8K on January 21, 1999 wherein it reported as
Item 1, the change in control of the Company; and as Item 6, the resignation of directors and officers and the appointment of new directors and officers.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        QUANTITATIVE METHODS CORPORATION
                                  (Registrant)


By       __________________________________________April 12, 1999
         ROBERT L. SEAMAN, President                   (Date)


By       ___________________________________________April 12, 1999
         HELGA LEUTHE, Principal Financial Officer      (Date)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By       ____________________________________________April 12, 1999
         ROBERT L. SEAMAN, Director                     (Date)


By       ____________________________________________April 12, 1999
         HELGA LEUTHE, Director                         (Date)

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                               10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                     SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS         TELEPHONE: (801) 575-8297
UTAH ASSOCIATION OF                       FACSIMILE: (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS         E-MAIL:    smith&co@smithandcocpa.com
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Quantitative Methods Corporation (A Development Stage Company)

We have audited the accompanying balance sheets of Quantitative Methods Corporation (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996, and for the period of July 26, 1990 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Quantitative Methods Corporation (a development stage company) as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1998, 1997, and 1996, and for the period of July 26, 1990 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $76,000 at December 31, 1998 and has no operations. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                       Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
February 26, 1999

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                              December 31,
                                                                                       1998                   1997
                                                                                 -----------------     -----------------
                  ASSETS
CURRENT ASSETS
           Cash in bank                                                          $               0     $          75,000
                                                                                 -----------------     -----------------

                                                       TOTAL CURRENT ASSETS                      0                75,000
                                                                                 -----------------     -----------------

                                                                                 $               0     $          75,000
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
           Accounts payable                                                      $               0     $               0
                                                                                 -----------------     -----------------

                                                  TOTAL CURRENT LIABILITIES                      0                     0

STOCKHOLDERS' EQUITY
             Common Stock $.001 par value:
             Authorized - 25,000,000 shares
             Issued and outstanding 1,150,000 shares                                         1,150                 1,150
             Additional paid-in capital                                                     74,850                74,850
             Deficit accumulated during
                the development stage                                                      (76,000)               (1,000)
                                                                                 -----------------     -----------------

                                                 TOTAL STOCKHOLDERS' EQUITY                      0                75,000
                                                                                 -----------------     -----------------

                                                                                 $               0     $          75,000
                                                                                 =================     =================

See Notes to Financial Statements.

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                              7/26/90
                                                                                                             (Date of
                                                                  Years Ended December 31,                inception) to
                                                        1998               1997              1996            12/31/98
                                                   --------------     --------------    --------------    --------------
Net sales                                          $            0     $            0    $            0    $            0
Cost of sales                                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                                   GROSS PROFIT                 0                  0                 0                 0

General & administrative
 expenses                                                  75,000                  0                 0            76,000
                                                   --------------     --------------    --------------    --------------

                                       NET LOSS    $      (75,000)    $            0    $            0    $      (76,000)
                                                   ==============     ==============    ==============    ==============


Net income (loss) per weighted
 average share                                     $         (.07)    $          .00    $          .00
                                                   ==============     ==============    ==============


Weighted average number of
 common shares used to
 compute net income (loss)
 per weighted average share                             1,150,000          1,150,000         1,150,000
                                                   ==============     ==============    ==============







See Notes to Financial Statements.

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                              Deficit
                                                                                                            Accumulated
                                                           Common Stock                  Additional           During
                                                         Par Value $0.001                  Paid-in          Development
                                                     Shares            Amount              Capital             Stage
                                                 --------------    --------------    -----------------    --------------

Balances at 7/26/90
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.001 per share
             at 7/26/90                               1,000,000             1,000                                      0
         Net loss for period                                                                                      (1,000)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                    0            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                    0            (1,000)
         Issuance of common
             stock (restricted)
             at $.50 per share
             at 11/17/95                                150,000               150               74,850
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,150,000             1,150               74,850            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,150,000             1,150               74,850            (1,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  1,150,000             1,150               74,850            (1,000)
         Net loss for year                                                                                       (75,000)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/98                                  1,150,000    $        1,150    $          74,850    $      (76,000)
                                                 ==============    ==============    =================    ==============

See Notes to Financial Statements.

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              7/26/90
                                                                                                             (Date of
                                                                Years Ended December 31,                  Inception) to
                                                        1998               1997              1996            12/31/98
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $      (75,000)    $            0    $            0    $      (76,000)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                               NET CASH USED BY
                           OPERATING ACTIVITIES           (75,000)                 0                 0           (76,000)

INVESTING ACTIVITIES                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                               NET CASH USED BY
                           INVESTING ACTIVITIES                 0                  0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0            76,000
                                                   --------------     --------------    --------------    --------------

                           NET CASH PROVIDED BY
                           FINANCING ACTIVITIES                 0                  0                 0            76,000
                                                   --------------     --------------    --------------    --------------

                         INCREASE (DECREASE) IN
                                  CASH AND CASH
                                    EQUIVALENTS           (75,000)                 0                 0                 0
         Cash and cash equivalents
         at beginning of period                            75,000             75,000            75,000                 0
                                                   --------------     --------------    --------------    --------------

                        CASH & CASH EQUIVALENTS
                                 AT END OF YEAR    $            0     $       75,000    $       75,000    $            0
                                                   ==============     ==============    ==============    ==============




See Notes to Financial Statements.

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                  Accounting Methods:
                  The Company recognizes income and expenses based on the accrual method of accounting.

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

                  At December 31, 1998 a deferred tax asset has not been recorded due to the Company's change in control and lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2005 and the loss of $75,000 which expires December 31, 2018.

NOTE 2:           DEVELOPMENT STAGE COMPANY
                  The Company was incorporated under the laws of the State of Nevada on July 26, 1990 and has been in the development stage since incorporation. The Company intends to enter into the business of its subsidiary as discussed in Note 5.

NOTE 3:           CAPITALIZATION
                  On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash, for an average consideration of $.001 per share. On November 17, 1995, the Company sold an additional 150,000 shares of its common stock to Capital General Corporation for $75,000 cash, for an average consideration of $.50 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

NOTE 4:           RELATED PARTY TRANSACTIONS
                  The Company neither owns nor leases any real property. Office services were provided through December 31, 1998, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. During 1998, the Company paid $75,000 to Capital General for its assistance in finding the business opportunity discussed in Note 5.

NOTE 5:           SUBSEQUENT EVENTS
                  Pursuant to an Agreement made and entered into on January 8, 1999 between the Company and SoftGuard Enterprises, Inc., ("SoftGuard") a corporation incorporated under the laws of Canada and the shareholders of SoftGuard, collectively (the "Sellers"), the Company issued and delivered on January 12, 1999, 7,650,000 shares of its Common Stock bearing a restrictive legend to Sellers, in exchange for which issuance, the Company acquired all of the outstanding shares of SoftGuard.

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1998

NOTE 5:           SUBSEQUENT EVENTS (continued)
                  The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

                  Following the above transaction the former shareholders of SoftGuard owned 82% of the outstanding shares of the Company.

                  SoftGuard was incorporated on June 23, 1995 to engage in the business of technical product development and marketing of computer software and Internet services. SoftGuard is a development stage enterprise and has had no revenues to date.

                  Since its formation SoftGuard has been developing technologies for use in the field of information systems management and security. This work has led to the creation of a working prototype of its copyrighted (Canada) Software License Notification System ("SLNS"). The SLNS will enable customer/users to avoid the use of improperly licensed software and provide timely access to product upgrade and security information.

                  Management expects to be able to expand the SLNS technology to support customer/users in the secure circulation of digital information, including legal documents, memoranda, engineering specifications and sound files.

                  SoftGuard has submitted a patent application for SLNS to the U.S. Department of Commerce, Patent and Trademark Office. The application has been examined and allowed for issuance as a patent by the Patent and Trademark Office. SoftGuard also has patent applications pending in Canada and the contracting states of the European Patent Convention.

NOTE 6:           GOING CONCERN
                    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 1998, the Company has an accumulated deficit of $76,000.

                  The Company's continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management has prepared the following plan to address the Company's ability to continue as a going concern:

                               Management believes that the acquisition of SoftGuard discussed in Note 5 will allow the Company to fund operations. The Company may also sell its common stock in the future to raise working capital.