Form 10QSB
period 1999-03-31
QUANTITATIVE METHODS CORP
filed 2000-03-14
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1999
                               ------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-42
                    ---------------

                        QUANTITATIVE METHODS CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                          87-0485310
----------------------------------              -------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                     Number)


         203-6200 Taschereau Blvd. East
         Brossard (Quebec) Canada                             J4W 3J8
---------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code                (888) 713-2222
                                                              --------------


         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding as of March 31, 1999
------------------------------------           --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK              9,300,000 SHARES

ITEM 1.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION MAY INCLUDE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE PERFORMANCE. ACTUAL RESULTS MAY DIFFER
MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10K FOR THE YEAR ENDED DECEMBER 31, 1998.

HISTORY AND PURPOSE
         Quantitative Methods Corporation (the "Company" or "QTTM"), was incorporated under the laws of Nevada on July 26, 1990. Quantitative Methods Corporation shares are currently traded under the symbol QTTM on the NASD Electronic Bulletin Board System.

         In January 1999, the Company completed a transaction with Softguard Enterprises, Inc. ("Softguard") a private Canadian corporation, formed in June 1995. As part of this Agreement, the Company issued and delivered 7,650,000 shares of its Common Stock bearing a restrictive legend, in exchange for which issuance QTTM acquired all of the outstanding shares of Softguard. Following the transaction the former shareholders of Softguard owned 82% of the outstanding shares of the Company. With this acquisition, the Company received scientific research and experimental development tax grants, computer equipment and software, patents and other intangible assets related to the business of Softguard.

         No material relationship exists between the former management and directors of Quantitative Methods Corporation and the current management and directors.

         At the present time, the Company's mission is to invest in and ensure sustainable growth of a diversified portfolio of emerging e-business and Internet software companies. In the opinion of management these potential business ventures should provide a source of eventual profit to the Company.

BUSINESS ACTIVITIES
         Since its inception, Softguard Enterprises Inc. has dedicated itself to the research and development of technologies for use in the field of information systems management and security. To ensure that customer security, performance and robustness requirements will be met at all times, Softguard has engineered a unique Internet client/server system technology based on a series of Master, Sub-Station and Proxy servers.

         Softguard is a development stage enterprise and has had no revenues to date. Softguard's resources have been committed to the implementation of state-of-the-art Internet protocols to create leading-edge software security solutions in the development of a discreet, non-intrusive, intelligent and universal architecture. The system was developed in a Unix environment, based on Linux. The free POSIX operating system architecture is robust, efficient and stable.

         Reaching the final development stages of the system and core architecture, this work has primarily consisted of the creation of two products that fall under the following categories: A) Software License Notification Service ("SLNS"), and B) Quorum Document Authentication Program.

         The working prototype of SLNS was designed to provide customers with a secure, private and efficient means of verifying the origin, legality or integrity of software within their computing environment. It also provides timely access to product upgrade and security information.

         Quorum provides technology for document validation, version control, and distributed annotation and approval for all organizations that need to verify that a given file is an authentic replica of an original.

         Management expects to be able to expand the core technology and the majority of the existing code to support other applications in the secure circulation of digital information, including sound and image files, online copyright control, document security and confidentiality audit, as well as virus protection; in short, supporting the intellectual property protection of every kind of computerized data.

         To meet the objectives of its business plan and reach an economy of scale in the short-term, the Company has initiated several acquisitions.

         During 1999, the Company entered into a verbal agreement to acquire a 100% interest in SolarPro Reg'd (Gestion Danpe Inc.) ("SolarPro"), a Canadian-based solar technology equipment manufacturer and distributor located in Asbestos (Quebec) Canada. With this acquisition, the Company will receive manufacturing equipment, prototypes, inventory, accounts receivable and an established market presence in Canada and the United States. Gestion Danpe, Inc. was incorporated in March 1991 and has operated under the registered name of SolarPro since August 1996.

         The Company hopes to finalize this acquisition in the second quarter of 2000, pending the approval and markings from the Canadian Standards Association
(CSA) for the National Recognized Testing Laboratories (NRTL) certification for the solar units. Solarpro is the top-line and unique manufacturer using anodized extruded aluminum in the construction of high-end solar units that have minimal assembly requirements. The primary advantage of these units is the durable, high quality finish that extends the useful life of the product line for commercial use.

         Based on funding from QTTM, SolarPro will develop a significant business-to-business e-model and relocate their manufacturing facilities in order to expand operations that will benefit and focus resources on product development, sales and distribution.

         The Company has also initiated discussions, which are nearing the contract stage, with SysDem, Inc. ("SysDem"), a Canadian corporation based in Longueuil (Quebec) Canada. SysDem is an Internet marketing service bureau incorporating proprietary server technology that offers a better, faster, cheaper and simpler way of marketing with personalized email. The integration of the best database marketing practices into high volume mail merge functionality allows the massive delivery of highly personalized messages to permission-granted customers. Since the product launch in April 1999, this system has delivered double digit response rates for clients.

         QTTM's   management   believes  that  the  combination  of  Softguard's
technology with SysDem's personalized email delivery system would be a major development for on-line marketing.

         The Company hopes to acquire SysDem during the second quarter of 2000 and in order to reduce overhead costs, Softguard and SysDem would combine facilities at that time.

RESULTS OF OPERATIONS
         During  the  three  months  ending  March  31,  1999 the  Company  lost
$124,932.

         Any comparison to the same periods of the prior year would be meaningless because the Company conducted no significant business operations prior to 1999 and, consequently, such comparison has been omitted.

         All of the losses incurred by the Company during 1999 were the result of the on-going efforts of the Company's subsidiary Softguard to advance the development of its software security and document authentication programs discussed above. Currently 10 individuals are engaged in various capacities relating to the development of Softguard's products.

         There can be no assurance that the Company will have the capital resources necessary to complete the introduction of the Softguard products in a timely manner in accordance with the Company's business plan. The Company is currently pursuing various funding prospects for these projects.

         The majority of the Company's research and development was conducted at the principal office situated in Brossard (Quebec) Canada, a suburb of Montreal. Softguard incurred substantial research and development costs for the core architecture and the SLNS product prior to January 1999.

LIQUIDITY AND CAPITAL RESOURCES
         The Company is currently seeking additional working capital to meet its short-term growth needs, including the acquisition of potentially favorable business opportunities.

         Management believes, although there can be no assurance, that the Company will have sufficient cash for its immediate needs over the next 12 months regardless of its success in attracting additional capital investment. However, management also believes that a lack of additional working capital during the year 2000 would substantially curtail the rollout of the current Softguard products.

NEW ACCOUNTING PRONOUNCEMENTS
         The Financial Accounting Standards Board has adopted several notices with regard to the treatment of interim financial statements. These issues are presented in the Company's interim financial statements. As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

BUSINESS RISKS
         Management believes, but there can be no assurance, that the Company is sufficiently capitalized to continue operations for the remainder of the year 2000, however, management is currently seeking additional capital investment to fulfill research and development requirements. A lack of working capital could have a material impact on short-term growth objectives.

         This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.

ITEM 2.           LEGAL PROCEEDINGS                  (Not applicable)

         Legal proceedings relating to the previous officers and directors of Quantitative Methods Corporation are outlined in detail in the Company's 10K filing for the year ending December 31, 1997.

         Management does not feel that the legal problems of the former officers and directors of QTTM will have any adverse effect on the Company. Current management has no past or present legal problems and intends to comply with all applicable laws.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits
                Financial statements as of :       March 31, 1999

       (b)      Reports on Form 8-K
                An 8-K was filed on January 22, 1999 to announce the Softguard acquisition.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  QUANTITATIVE METHODS CORPORATION

Dated:    March 13, 2000          By:      s\Robert L. Seaman
                                           ------------------
                                        Robert L. Seaman, President and Director

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,         December 31,
                                                                                  1999                1998
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Accounts receivable                                                   $           28,211  $               0
     Income tax recoverable                                                           355,005                  0
     Prepaid expense                                                                    4,690                  0
                                                                           ------------------  -----------------

                                                   TOTAL CURRENT ASSETS               387,906                  0

PLANT & EQUIPMENT                                                                      61,732                  0

OTHER ASSETS
     Patents and trademarks                                                            34,795                  0
     Deferred tax benefit                                                              24,025                  0
                                                                           ------------------  -----------------
                                                                                       58,820                  0
                                                                           ------------------  -----------------

                                                           TOTAL ASSETS    $          508,458  $               0
                                                                           ==================  =================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Cash overdraft                                                        $           71,491  $               0
     Bank loan                                                                         26,000                  0
     Accounts payable and accrued expenses                                            150,155                  0
     Current portion of long-term debt                                                 25,000                  0
                                                                           ------------------  -----------------

                                              TOTAL CURRENT LIABILITIES               272,646                  0

LONG-TERM DEBT                                                                        216,006                  0
                                                                           ------------------  -----------------

                                                                                      488,652                  0
                                                                           ------------------  -----------------

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 9,300,000 shares
         (1,150,000 in 1998)                                                            9,300              1,150
     Additional paid-in capital                                                     1,533,560             74,850
     Retained earnings (Deficit)                                                   (1,523,054)           (76,000)
                                                                           ------------------  -----------------

                                             TOTAL STOCKHOLDERS' EQUITY                19,806                  0
                                                                           ------------------  -----------------

                                                                           $          508,458  $               0
                                                                           ==================  =================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                              Three Months
                                                                                  Ended
                                                                                March 31,
                                                                                  1999
                                                                           ------------------
SALES                                                                      $                0
                                                                           ==================

General and administrative expenses
     Professional fees                                                                  5,994
     Consulting                                                                        61,194
     Salaries and fringe benefits                                                      13,053
     Rent                                                                               5,430
     Office expenses                                                                    1,453
     Research and development                                                          25,006
     Telephone and communication                                                        2,292
     Insurance, taxes and licenses                                                        477
     Interest and bank charges                                                          1,639
     Interest on bank loan                                                              1,407
     Depreciation of fixed assets                                                       4,527
     Depreciation of deferred expenses                                                  2,460
                                                                           ------------------

                              Total general and administrative expenses               124,932

                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES              (124,932)

                                                      NET INCOME (LOSS)              (124,932)

                                                    TOTAL COMPREHENSIVE
                                                          INCOME (LOSS)    $         (124,932)
                                                                           ==================

Net income (loss) per weighted average share                               $             (.01)
                                                                           ==================

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                             9,300,000
                                                                           ==================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                              Three Months
                                                                                  Ended
                                                                                March 31,
                                                                                  1999
                                                                           ------------------

OPERATING ACTIVITIES
   Net earnings (loss)                                                     $         (124,932)
   Items not requiring cash outlays:
     Depreciation and amortization                                                      6,987
                                                                           ------------------
                                                                                     (117,945)
                                                                           ------------------

Changes in assets and liabilities                                                      14,598
                                                                           ------------------

                                                          NET CASH USED
                                                BY OPERATING ACTIVITIES              (103,347)

INVESTING ACTIVITIES
   Acquisition of fixed assets and deferred expenses                                     (155)
                                                                           ------------------

                                                        NET CASH (USED)
                                                BY INVESTING ACTIVITIES                  (155)

FINANCING ACTIVITIES
   Variation of advances from a shareholder                                            82,400
   Issuance of common stock                                                               500
   Repayment of long-term debt                                                         (8,333)
                                                                           ------------------

                                                        NET CASH (USED)
                                                BY FINANCING ACTIVITIES                74,567
                                                                           ------------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS               (28,935)

Cash and cash equivalents at beginning of year                                        (42,556)
                                                                           ------------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD    $          (71,491)
                                                                           ==================

Cash paid for interest                                                     $            3,046
                                                                           ==================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Principals of Consolidation
         The financial statements contain the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

         Softguard is currently  the main line of business for the Company.  All
         significant   inter-company   transactions   have  been  eliminated  on
         consolidation.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends.

         Fixed Assets
         The Company amortized its fixed assets according to the following methods and annual rates:
                  Computer equipment                 Declining         30%
                  Computer software                  Declining         30%
                  Furniture and fixtures             Declining         20%
                  Office equipment                   Declining         20%
                  Leasehold Improvements             Straight-line     33%
         The  Company   amortized  its  deferred   expenses   according  to  the
         straight-line method at an annual return of 20%.

         Revenue Recognition
         The Company has not recognized any revenue to date.

         Earnings (loss) per share
         Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each period.

         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts.

         Income Taxes
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized.

         At December 31, 1998 a deferred tax asset has not been recorded due to the Company's change in control and lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2005 and the loss of $75,000 which expires December 31, 2018.