Form 10QSB
period 1999-06-30
QUANTITATIVE METHODS CORP
filed 2000-03-14
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 1999
                               -----------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-42
                    ---------------

                        QUANTITATIVE METHODS CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                  87-0485310
--------------------------------           ----------------
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding as of June 30, 1999
-------------------------------------         ----------------------------------
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

RESULTS OF OPERATIONS
         During the three months ending March 31, 1999 the Company lost $124,932; during the three months ending June 30, 1999 such loss was $134,167.

         For the six months ending June 30, 1999 the Company lost $ 259,099.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           Financial statements as of :       June 30, 1999

                  (b)      Reports on Form 8-K
                           None

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

                                QUANTITATIVE METHODS CORPORATION


Dated:   March 13, 2000         By:      s\Robert L. Seaman
                                         ------------------
                                      Robert L. Seaman, President and Director

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30,          December 31,
                                                                                  1999                1998
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Accounts receivable                                                   $           29,369  $               0
     Income tax recoverable                                                           146,156                  0
     Prepaid expense                                                                    4,832                  0
                                                                           ------------------  -----------------

                                                   TOTAL CURRENT ASSETS               180,357                  0

   PLANT & EQUIPMENT                                                                   60,103                  0

   OTHER ASSETS
     Patents and trademarks                                                            37,817                  0
     Deferred tax benefit                                                              47,365                  0
                                                                           ------------------  -----------------
                                                                                       85,182                  0
                                                                           ------------------  -----------------

                                                           TOTAL ASSETS    $          325,642  $               0
                                                                           ==================  =================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Cash overdraft                                                        $           55,448  $               0
     Accounts payable and accrued expenses                                            235,239                  0
     Current portion of long-term debt                                                 16,667                  0
                                                                           ------------------  -----------------

                                              TOTAL CURRENT LIABILITIES               307,354                  0

   LONG-TERM DEBT                                                                     132,649                  0
                                                                           ------------------  -----------------

                                                                                      440,003                  0
                                                                           ------------------  -----------------

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 9,300,000 shares
         (1,150,000 in 1998)                                                            9,300              1,150
     Additional paid-in capital                                                     1,533,560             74,850
     Retained earnings (Deficit)                                                   (1,657,221)           (76,000)
                                                                           ------------------  -----------------

                                             TOTAL STOCKHOLDERS' EQUITY              (114,361)                 0
                                                                           ------------------  -----------------

                                                                           $          325,642  $               0
                                                                           ==================  =================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                              Three Months         Six Months
                                                                                  Ended               Ended
                                                                              June 30, 1999       June 30, 1999
                                                                           ------------------  ----------------
SALES                                                                      $                0  $              0
                                                                           ==================  ================

General and administrative expenses
     Professional fees                                                                  2,452              8,446
     Consulting                                                                        64,900            126,094
     Salaries and fringe benefits                                                      20,815             33,868
     Rent                                                                               5,465             10,895
     Travelling and business promotion                                                  3,045              3,045
     Office expenses                                                                    5,916              7,369
     Research and development                                                          24,293             49,299
     Telephone and communication                                                        1,861              4,153
     Insurance, taxes and licenses                                                        438                915
     Interest and bank charges                                                            462              2,101
     Interest on bank loan                                                             (2,467)            (1,060)
     Depreciation of fixed assets                                                       4,527              9,054
     Depreciation of deferred expenses                                                  2,460              4,920
                                                                           ------------------  -----------------

                              Total general and administrative expenses               134,167            259,099
                                                                           ------------------  -----------------

                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES              (134,167)          (259,099)

                                                      NET INCOME (LOSS)              (134,167)          (259,099)
                                                                           ------------------  -----------------

                                                    TOTAL COMPREHENSIVE
                                                          INCOME (LOSS)    $         (134,167) $        (259,099)
                                                                           ==================  =================

Net income (loss) per weighted average share                               $             (.01) $            (.03)
                                                                           ==================  =================

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                             9,300,000          9,300,000
                                                                           ==================  =================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               Six Months
                                                                                  Ended
                                                                                June 30,
                                                                                  1999
                                                                           ------------------
OPERATING ACTIVITIES
   Net earnings (loss)                                                     $         (259,099)
   Items not requiring cash outlays:
     Depreciation and amortization                                                     13,974
                                                                           ------------------

                                                                                     (245,125)
                                                                           ------------------

Changes in assets and liabilities                                                     257,893
                                                                           ------------------

                                                      NET CASH PROVIDED
                                                BY OPERATING ACTIVITIES                12,768

INVESTING ACTIVITIES
   Acquisition of fixed assets and deferred expenses                                   (8,536)
                                                                           ------------------

                                                        NET CASH (USED)
                                                BY INVESTING ACTIVITIES                (8,536)


FINANCING ACTIVITIES
   Variation of advances from a shareholders                                             (957)
   Issuance of common stock                                                               500
   Repayment of long-term debt                                                        (16,667)
                                                                           ------------------

                                                        NET CASH (USED)
                                                BY FINANCING ACTIVITIES               (17,124)
                                                                           ------------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS               (12,892)

Cash and cash equivalents at beginning of year                                        (42,556)
                                                                           ------------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD    $          (55,448)
                                                                           ==================

Cash paid for interest                                                     $            1,041
                                                                           ==================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods
         The Company recognizes income and expenses based on the accrual method of accounting.

         Principals of Consolidation
         The financial statements for contain the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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