Form 10QSB
period 1999-09-30
QUANTITATIVE METHODS CORP
filed 2000-03-14
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 1999
                               ----------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-42
                    ---------------

                        QUANTITATIVE METHODS CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                            87-0485310
---------------------------------                    ----------------
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of September 30, 1999
-------------------------------------     --------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                        10,300,000 SHARES

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

RESULTS OF OPERATIONS
         During the three months ending March 31, 1999 the Company lost $124,932; during the three months ending June 30, 1999 such loss was $134,167; during the three months ending September 30, 1999 such loss was $170,283.

         For the six months ending June 30, 1999 the Company lost $ 259,099.

         For the  nine  months  ending  September  30,  1999  the  Company  lost
$429,382.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           Financial statements as of :      September 30, 1999

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

                                 QUANTITATIVE METHODS CORPORATION


Dated:   March 13, 2000          By:      s\Robert L. Seaman
                                          ------------------
                                      Robert L. Seaman, President and Director

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                              September 30,       December 31,
                                                                                  1999                1998
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Accounts receivable                                                   $           32,098  $               0
     Income tax recoverable                                                            85,763                  0
     Prepaid expense                                                                    5,955                  0
                                                                           ------------------  -----------------

                                                   TOTAL CURRENT ASSETS               123,816                  0

   PLANT & EQUIPMENT                                                                   55,576                  0

   OTHER ASSETS
     Patents and trademarks                                                            35,357                  0
     Deferred tax benefit                                                              70,861                  0
                                                                           ------------------  -----------------
                                                                                      106,218                  0
                                                                           ------------------  -----------------

                                                           TOTAL ASSETS    $          285,610  $               0
                                                                           ==================  =================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Cash overdraft                                                        $           28,552  $               0
     Bank loan                                                                         42,000                  0
     Accounts payable and accrued expenses                                            257,736                  0
     Current portion of long-term debt                                                 13,889                  0
                                                                           ------------------  -----------------

                                              TOTAL CURRENT LIABILITIES               342,177                  0

   LONG-TERM DEBT                                                                     128,079                  0
                                                                           ------------------  -----------------

                                                                                      470,256                  0
                                                                           ------------------  -----------------

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 10,300,000 shares
         (1,150,000 in 1998)                                                           10,300              1,150
     Additional paid-in capital                                                     1,632,560             74,850
     Retained earnings (Deficit)                                                   (1,827,506)           (76,000)
                                                                           ------------------  -----------------

                                             TOTAL STOCKHOLDERS' EQUITY              (184,646)                 0
                                                                           ------------------  -----------------

                                                                           $          285,610  $               0
                                                                           ==================  =================


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                              Three Months         Nine Months
                                                                                  Ended               Ended
                                                                              September 30,       September 30,
                                                                                  1999                1999
                                                                           ------------------  ------------------
SALES                                                                      $                0  $                0
                                                                           ==================  ==================

General and administrative expenses
     Professional fees                                                                  5,615             14,061
     Consulting                                                                       106,640            232,734
     Salaries and fringe benefits                                                      13,028             46,896
     Rent                                                                               5,987             16,882
     Travelling and business promotion                                                  3,001              6,046
     Office expenses                                                                      416              7,785
     Research and development                                                          24,456             73,755
     Telephone and communication                                                        1,119              5,272
     Insurance, taxes and licenses                                                        424              1,339
     Interest and bank charges                                                          1,593              3,694
     Interest on bank loan                                                              1,017                (43)
     Depreciation of fixed assets                                                       4,527             13,581
     Depreciation of deferred expenses                                                  2,460              7,380
                                                                           ------------------  -----------------

                              Total general and administrative expenses               170,283            429,382
                                                                           ------------------  -----------------

                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES              (170,283)          (429,382)

                                                      NET INCOME (LOSS)              (170,283)          (429,382)

                                                    TOTAL COMPREHENSIVE
                                                          INCOME (LOSS)    $         (170,283) $        (429,382)
                                                                           ==================  =================

Net income (loss) per weighted average share                               $             (.02) $            (.04)
                                                                           ==================  =================

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                            10,300,000         10,300,000
                                                                           ==================  =================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               Nine Months
                                                                                  Ended
                                                                              September 30,
                                                                                  1999
                                                                           ------------------

OPERATING ACTIVITIES
   Net earnings (loss)                                                     $         (429,382)
   Items not requiring cash outlays:
     Depreciation and amortization                                                     20,961
                                                                           ------------------

                                                                                     (408,421)

Changes in assets and liabilities                                                     355,432
                                                                           ------------------

                                                        NET CASH (USED)
                                                BY OPERATING ACTIVITIES               (52,989)

INVESTING ACTIVITIES
   Acquisition of fixed assets and deferred expenses                                   (8,536)
                                                                           ------------------

                                                        NET CASH (USED)
                                                BY INVESTING ACTIVITIES                (8,536)

FINANCING ACTIVITIES
   Variation of advances from a shareholders                                           (5,527)
   Issuance of common stock                                                           100,500
   Repayment of long-term debt                                                        (19,444)
                                                                           ------------------

                                                        NET CASH (USED)
                                                BY FINANCING ACTIVITIES                75,529
                                                                           ------------------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS                14,004

Cash and cash equivalents at beginning of year                                        (42,556)
                                                                           ------------------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD    $          (28,552)
                                                                           ==================

Cash paid for interest                                                     $            3,651
                                                                           ==================


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


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