Form 10KSB
period 1999-12-31
QUANTITATIVE METHODS CORP
filed 2000-06-16
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File No.33-55254-42

                        QUANTITATIVE METHODS CORPORATION
                        --------------------------------
                 (Name of small business issuer in its charter)

          NEVADA                                       87-0485310
--------------------------------             ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       203-6200 Taschereau Boulevard East
                            Brossard (Quebec) Canada
                                     J4W 3J8
         (Address of principal executive offices, including postal code)

          Issuer's telephone number, including area code:(888) 713-2222

      Securities registered under Section 12 (b) of the Exchange Act: None

      Securities registered under Section 12 (g) of the Exchange Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

As of April 30, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $13,750,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
             Class                             Outstanding as of April 30, 2000
------------------------------------           --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   10,300,000 SHARES
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS




     General
     Index

     PART I
        Item 1.  Description of Business                                      3
        Item 2.  Description of Property                                      5
        Item 3.  Legal Proceedings                                            5
        Item 4.  Submission of Matters to a Vote of Security Holders          5

     PART II
        Item 5.  Market for Common Equity and Related Stockholder Matters     5
        Item 6.  Management's Discussion and Analysis or Plan of Operation    6
        Item 7.  Financial Statements                                         7
        Item 8.  Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          7

     PART III
        Item 9.  Directors, Executive Officers, Promoters and Control Persons 7
        Item 10. Executive Compensation                                       8
        Item 11. Security Ownership of Certain Beneficial Owners and
                 Management                                                   8
        Item 12. Certain Relationships and Related Transactions               9
        Item 13. Exhibits and Reports on Form 8-K                             9

                                     PART I

     ITEM 1. Description of Business.

     Quantitative Methods Corporation ("QTTM" or the "Company") was incorporated on July 26th, 1990 under the laws of the State of Nevada, to engage in potential business ventures which, in the opinion of management, would provide an eventual profit for the Company, including but not limited to selected mergers and acquisitions.

     In November 1995, the Company, in consideration of the issuance of 150,000 authorized but unissued shares, received $75,000 from Capital General Corporation. The $.50 per share sales price was arbitrarily decided upon by both parties. After the completion of the stock purchase, Capital General became the holder of approximately 49.6% of the outstanding shares of the Company.

     The Company had been in the development stage from inception until December 1998, and its operations had been limited to the aforementioned sale of shares to Capital General Corporation and the gift of shares to the minority shareholders. During this period, the Company had continued to actively search for potential business opportunities, which might have involved the acquisition, consolidation or reorganization of an existing business in any particular industry or geographical location.

     On January 8th, 1999, the board of directors of QTTM entered into an Agreement with Softguard Enterprises Inc. ("Softguard"), a private Canadian corporation, whereby the Company issued and delivered 7,650,000 shares of its Common Stock bearing a restrictive legend, in exchange for which issuance, QTTM acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

     Following the transaction the former shareholders of Softguard owned 82% of the outstanding shares of the Company. No material relationship exists between the former management and directors of Quantitative Methods Corporation and the current management and directors.

     Since its incorporation in June 1995, Softguard Enterprises Inc. has dedicated itself to the research and product development of technologies for use in the field of information systems management and security. To ensure that customer security, performance and robustness of purpose requirements will be met at all times, Softguard has engineered a unique Internet client/server system technology based on a series of Master, Sub-Station and Proxy servers.

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

     Reaching the final development stages of the system and core architecture, this work has primarily consisted of the creation of two products that fall under the following categories: A) Software License Notification Service ("SLNS"), and B) Quorum Document Authentication System.

     The working prototype of SLNS was designed to provide customers with a secure, private and efficient means of verifying the origin, legality or integrity of software within their computing environment. It also provides timely access to product upgrade and security information.

     Quorum provides technology for document validation, version control, and distributed annotation and approval for organizations that need to verify that a given file is an authentic replica of an original.

     Softguard has submitted a patent application for SLNS to the U.S. Department of Commerce, Patent and Trademark Office. The application has been examined and allowed for issuance. Softguard also has patent pending for the SLNS in Canada and the contracting state of the European Patent Convention.

     Softguard incurred substantial research and development costs for the core architecture of the SLNS product prior to the January 1999 purchase. Softguard spent approximately $240,000 over the past two fiscal years on research and development activities, of which $107,000 are expenses borne directly by the Company after the reduction of investment and deferred tax credits. Currently, five individuals are engaged in various capacities relating to the development of the Softguard product.

     Softguard hopes to be able to expand the core technology and the majority of the existing code to support numerous applications in the secure circulation of digital information, including sound and image files, online copyright control, document security and confidentiality audit, as well as virus protection; in short, supporting the intellectual property protection of every kind of computerized data.

     At the present time, the Company's main focus is to take advantage of the tremendous growth of the multi- billion dollar Internet industry that is creating virtually unlimited acquisition and merger possibilities. To meet the objectives of its business plan in the short-term and to invest in and ensure sustainable growth of a diversified portfolio of emerging e-business, these potential business ventures would provide a source of eventual profit to the Company.

     During 1999,  the Company  entered into a verbal  agreement to acquire 100%
     interest in SolarPro Reg'd (Gestion Danpe Inc.) ("SolarPro"), a Canadian-based solar technology equipment manufacturer and distributor located in Asbestos (Quebec) Canada. With this acquisition, the Company would receive manufacturing equipment, prototypes, inventory, accounts receivable and an established market presence in Canada and the United States. Gestion Danpe, Inc. was incorporated in March 1991 and has operated under the registered name of SolarPro since August 1996.

     The Company hopes to finalize this acquisition in the third quarter of 2000, pending the approval and markings from the Canadian Standards
     Association (CSA) for the National Recognized Testing Laboratories (NRTL) certification for the solar units. SolarPro is the top-line and unique manufacturer using anodized extruded aluminum in the construction of high-end solar units that have minimal assembly requirements. The primary advantage of these units is the durable, high quality finish that extends the useful life of the product line for commercial use.

     Based on funding from QTTM, SolarPro will develop a significant business-to-business e-model and relocate their manufacturing facilities in order to expand operations and focus resources on product development, sales and distribution.

     The Company has also initiated discussions which are nearing the contract stage, with SysDem, Inc. ("SysDem"), a Canadian corporation based in Longueuil (Quebec) Canada. SysDem is an Internet marketing service bureau incorporating proprietary server technology that offers a better, faster, cheaper and simpler way of marketing with personalized email. The integration of the best database marketing practices into high volume mail merge functionality allows the massive delivery of highly personalized messages to permission- granted customers. Since the product launch in April 1999, this system has delivered double digit response rates for clients. QTTM's management believes that the combination of Softguard's technology with SysDem's personalized email delivery system would be a major development for on-line marketing.

     The market for the Company's Internet products is highly competitive, and QTTM expects to encounter an increase in competition. More and more companies are turning their interests and resources towards security issues since the resolution of the Y2K problem. It is likely that the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise and as a result will be in a better position than the Company to obtain access and engage in the proposed business. The Company may not be in a position to compete with larger and more experienced entities. Consequently, business opportunities in which the Company may ultimately participate are likely to be very risky and extremely speculative. Many of the Company's competitors have significantly greater research and development, marketing and financial resources and therefore, represent substantial competition.

     ITEM 2. Description of Property.

     QTTM's Softguard subsidiary owns various computer and office equipment, furnishings, etc., acquired at a cost not exceeding $200,000 USD. Softguard leases a total of approximately 1,800 square feet of office space in Brossard (Quebec) Canada, a suburb of Montreal where the majority of the Company's research and development operations have been conducted. At the present time, this location also serves as the principal executive offices of QTTM.

     ITEM 3. Legal Proceedings.

     Legal proceedings relating to the previous officers and directors of Quantitative Methods Corporation are outlined in detail in the Company's 10K filing for the year ending December 31, 1997.

     Management does not feel that the legal problems of the former officers and directors of QTTM will have any adverse effect in the future. Current management has no past legal problems and intends to comply with all applicable laws.

     There are no material legal proceedings pending against the Company.

     Softguard has been involved in several minor legal proceedings during 1999 from past operations. This routine litigation occurred in the ordinary course of business and the majority of these claims have been settled and are incidental. Management believes that these claims will have no negative impact on the Company.

     ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1999 to a vote of the Company's security holders.

                                     PART II

     ITEM 5. Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "QTTM". The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.001 par value, of which 10,300,000 shares were issued and outstanding as of April 30, 2000.

     As of December 31, 1998 there was no public trading market for the Company's $.001 par value common stock nor was there an established trading market for the Company's stock prior to that date. The Company's common stock commenced trading on January 27, 1999. The aggregate market value of the stock held by non- affiliates on that date was $6,750,000.

     The following table lists the high and low sales prices for the common stock of the Company during the two most recent fiscal years:

                                 High Sales           Low Sales
                                    Price               Price

         1998 First Quarter   $     0.00        $       0.00
              Second Quarter        0.00                0.00
              Third Quarter         0.00                0.00
              Fourth Quarter        0.00                0.00
         1999 First Quarter         1.875               0.00
              Second Quarter        3.50                0.75
              Third Quarter         1.625               0.53125
              Fourth Quarter        2.75                0.65625

     As of April 30, 2000, the approximate number of holders of record of the common stock of the Company was 397.

     The Company has not declared or paid any dividends on its common stock in the past. The Company intends to retain all of its earnings, if any, to finance growth and to meet working capital requirements and does not anticipate declaring any dividends in the foreseeable future.

     ITEM 6. Management's Discussion and Analysis or Plan of Operation.

     As of December 31, 1998, the Company had no operational history and had not engaged in business of any kind. All risks inherent in new and inexperienced enterprises were, and still are, inherent in the Company's business.

     As a consequence of the Agreement dated January 8, 1999, the management and operations of the Company changed to give effect to the new business of the Company as described in Item I.

     Management is of the opinion that the Company's SLNS technology, while as yet untested in the marketplace, represents a viable business opportunity. The SLNS will enable the corporate or other users to ascertain if their systems contain unlicenced, unauthorized or other "rogue" software.
     Management  believes  that the  market  for this  product  is  significant.
     Management is unaware of any other product currently available that addresses this need.

     Softguard is finalizing a business alliance with a highly reputable Montreal-based information technology solution provider specializing in the field of security. Established in 1988, this firm has an excellent track record and well established client base that consists of major organizations in a multitude of industries. The objective of this arrangement is to complete the development activities and customize
     Softguard's Quorum product to fulfil each of their client's specific requirements. As a result of the association, Softguard's research and development staff would be transferred to their premises in order to oversee the project management and provide necessary leadership and technical expertise.

     The Company intends to implement a cost-effective marketing strategy by developing a public relations campaign to take advantage of the opportunities that are being presented in the technology industry with emphasis on Internet-related businesses. The Company plans to prepare detailed marketing material, and intends to step-up its marketing activities in 2000 to solicit new business.

     The Company had a net loss of $734,639 for the fiscal year ended December 31, 1999 compared with a loss of $162,543 for the six months ended December 31, 1998. In view of the fact that the periods taken into consideration are not for the same period of time, the increased loss of $572,096 from 1998 was attributable to an increase of $93,405 in research and development costs and an increase of $478,691 in general and administrative costs.

     The increase in general and administrative expenses is primarily due to consulting fees of $125,788 related to project management and $288,019 for both financial and investor relations. Management believes that by substantially reducing the corporate overhead costs the Company will be able to provide additional cash flow for the Company's growth phase.

     The significant reduction in scientific research and experimental development grants has made a substantial contribution to the increase in losses. Softguard's eligibility status to qualify for these investment tax credits has changed because it is no longer a Canadian controlled corporation. In addition, the reduction of research and development staff was a result of Softguard focusing efforts on the final development stage of the SLNS product. The majority of the development of the Quorum product was put on hold until more outside funding is available.

     While management believes, although there can be no assurance, that the Company is sufficiently capitalized to continue operations for the next twelve months, management is currently seeking additional capital investment to fulfill research and development requirements which could have a material impact on short-term growth objectives.

     Management's goals are to increase revenues and shareholder value through the acquisition of potentially favorable business opportunities. To realize its business plan, QTTM will need to obtain additional capital through private placements or other financing to pursue acquisitions in the technology sector and increase sales that will permit the Company to satisfy its working capital requirements and to continue as a going concern.

     ITEM 7. Financial Statements.

     The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the independent auditor's report, with respect thereto, referred to in the Index to Financial Statements, appear in Item 13 in this Form-10KSB.

     ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not Applicable

                                    PART III

     ITEM 9. Directors, Executive Officers, Promoters and Control Persons.

     The following table sets forth information concerning the executive officers and directors of the Company, including their ages and positions with the Company during the year ended December 31, 1999.

     On January 12, 1999, following the resignation of Ms. Nielson and Ms. Belliston, new directors and officers were appointed who will serve until the next annual meeting of the Company's stockholders.

                  Name                 Age     Position
                  ----                 ---     --------
                  Robert L. Seaman     58      President/Director
                  Helga Leuthe         40      Secretary/Treasurer/Director

     Robert L. Seaman
     Mr. Seaman, 58, has been President and Director of QTTM since January 12, 1999. For the past six years Robert L. Seaman has been engaged in the private practice of law maintaining his office, at Suite 3200, 515 Madison Avenue, New York, N.Y. 10022. Mr. Seaman also serves as a director of United Energy Corporation of Secaucus, N.J.

     Helga Leuthe
     Ms.  Leuthe,  40, has been  Secretary/Treasurer  and Director of QTTM since
     January 12, 1999. Over the past five years, Ms. Leuthe has served as Secretary/Treasurer and Director of Softguard. She is responsible for human resources, administration and internal operations at QTTM and Softguard. Previously, Ms. Leuthe held corporate positions in finance and accounting in industry, including information technology, publishing, tourism, pulp and paper and investments. Ms. Leuthe's educational background is in management and accounting. Ms. Leuthe is also an officer and director of Egret, Inc., a public company.

     Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors. There are no family relationships among the directors or executive officers of QTTM.

     ITEM 10. Executive Compensation.

     During the year ended December 31, 1999 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of- pocket expenses, including travel expenses, if any, made on the Company's behalf on the investigation of business opportunities.

     The Company will pay compensation to the officers and directors elected in 2000, if at all, at a rate yet to be determined by the board of directors.

     ITEM 11. Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 31, 2000, information with respect to (a) any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities (b) security ownership by management (i) each of the officers and directors named in Item 9 above and, (ii) the officers and directors of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                       HOLDERS OF GREATER THAN 5% OF CLASS

                   Name and Address                    Amount of
Title of Class  of Beneficial Owner            Beneficial Ownership      Percent of Class
--------------  -------------------            --------------------      ----------------
Common Stock    Haven Trading Ltd.                     4,500,000                43.7%
                Sea Meadow House
                Blackburne Highway
                P.O. Box 116
                Roadtown, Tortola BWI
Common Stock    Capital General Corporation              538,000                 5.22%
                8661 S. Highland Drive
                PMB 150
                Sandy, UT 84093

Common Stock    Versa Capital Inc.                       550,000                 5.33%
                Tradewinds Building
                PO Box N-9645
                Nassau, Bahamas

TOTAL OF ALL SHAREHOLDINGS
OF GREATER THAN 5%                                     5,588,000                54.25%
------------------

                             DIRECTORS AND OFFICERS

Common Stock          Robert L. Seaman                   400,000                 3.88%
                      515 Madison Avenue
                      Suite 3200
                      New York, N.Y. 10022
                      (Director and Officer)

Common Stock          Helga Leuthe                       400,000                 3.88%
                      6200 Taschereau Blvd East
                      Suite 203
                      Brossard (Quebec) Canada J4W 3J8
                      (Director and Officer)

TOTAL SHAREHOLDINGS OF
DIRECTORS AND OFFICERS                                   800,000                 7.76%
----------------------

     ITEM 12. Certain Relationships and Related Transactions.

     As of April 30, 2000, no director, officer, nominee for election as a director, or associate of such director, officer or nominee is, or was, in debt to the Company or engaged in any other transactions with the Company.

     ITEM 13. Exhibits and Reports on Form 8-K.

Documents filed as part of the report:

     1) The financial statements filed for the fiscal period ended December 31, 1999 as part of this report are listed separately in the Index to Financial Statements. Audited financial statements are not yet available. They will be filed as soon as they are available.

     2)   Reports on Form 8-K:
          a) There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1999
          b) The Company filed a Form 8-K on January 21, 199 which disclosure required by Item 1 - Change in control of the Registrant; and
               Item 6 - Resignations of Registrant's Directors and Officers.
          c) The Company filed a Form 8-K/A on March 14, 200 which disclosure required by Item 7 - Audited Financial Statements of Softguard Enterprises Inc. for the six months ending December 31, 1998 and the year ended June 30, 1998. Audited Schedule of Expenses for the year ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             QUANTITATIVE METHODS CORPORATION



Dated:  June 16, 2000        By: ______________________________________
                                 ROBERT L. SEAMAN, President and Director



Dated:  June 16, 2000        By: __________________________________________
                                 HELGA LEUTHE, Secretary/Treasurer and Director Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  June 16, 2000        By: ______________________________________
                                 ROBERT L. SEAMAN, President and Director




Dated:  June 16, 2000        By: __________________________________________
                                 HELGA LEUTHE, Secretary/Treasurer and Director

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





     Index

     Independent Auditor's Report                                            F-2

     Unaudited Consolidated Financial Statements:

     1)   Unaudited Balance Sheets - December 31, 1999 and 1998              F-3

     2)   Unaudited  Statements of Operations  Fiscal Years ended  December
          31, 1999,  December 31, 1998,  and June 30, 1998 and from Date of
          Inception to December 31, 1999                                     F-4

     3)   Unaudited  Statements  of Cash Flows Fiscal Years ended  December
          31, 1999,  December 31, 1998,  and June 30, 1998 and from Date of
          Inception to December 31, 1999                                     F-5

     4) Unaudited Statements of Stockholders' Equity Fiscal Years ended December 31, 1999, December 31, 1998, and June 30, 1998 and from
          Date of Inception to December 31, 1999                             F-6

     Notes to Unaudited Consolidated Financial Statements                    F-7

                          Independent Auditors' Report



                               Not yet available.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                                  December 31,
                                                                        1999                      1998
                                                                  ----------------           ---------------
    ASSETS
     CURRENT ASSETS
         Cash                                                     $              -           $         1,395
         Accounts receivable                                                27,412                    23,490
         Income tax recoverable                                            111,185                   355,005
         Prepaid expenses                                                    2,778                     5,620
                                                                     -------------             -------------

                           TOTAL CURRENT ASSETS                            141,375                   385,510

    PLANT & EQUIPMENT                                                       50,816                    66,259
                                                                     -------------             -------------

    OTHER ASSETS
     Patents and trademarks                                                 30,576                    37,099
     Deferred tax benefit                                                   55,997                         -
                                                                     -------------             -------------
                                                                            86,573                    37,099
                                                                     -------------             -------------

    TOTAL ASSETS                                                  $        278,764           $       488,868
                                                                     =============             =============

    LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Bank indebtedness                                        $         34,411           $             -
         Bank loan                                                          75,000                    25,000
         Accounts payable and accrued expenses                             328,236                   152,689
         Current portion of long-term debt                                  13,705                    33,333
                                                                     -------------             -------------

                      TOTAL CURRENT LIABILITIES                            451,352                   211,022

    LONG-TERM DEBT                                                         127,621                   133,606
                                                                     -------------             -------------

                                                                           578,973                   344,628
    STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475                         -
     Additional paid-in capital                                          1,851,072                 1,466,360
     Deficit accumulated during the development stage                   (2,166,756)               (1,322,120)
                                                                      -------------             -------------

         TOTAL STOCKHOLDERS' EQUITY                                       (300,209)                  144,240
                                                                     -------------             -------------

                                                                  $        278,764           $       488,868
                                                                     =============             =============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)




                                                   Year Ended        Six Months Ended        Year Ended           Date of Inception
                                                  December 31,         December 31,             June 30,           to December 31,
                                                      1999                  1998                  1998                  1999
                                                 ---------------       ---------------       ---------------       ---------------
SALES                                            $             0       $             0       $             0       $             0
                                                   -------------         -------------         -------------         -------------
General Administrative expenses
     Professional fees                                    42,203                29,196                20,384               138,741
     Consulting                                          420,685                27,997                21,202               699,691
     Salaries and fringe benefits                         61,418                12,745                69,756               344,616
     Rent                                                 24,680                10,718                26,438               101,655
     Traveling and business promotion                     16,154                 7,993                19,354                99,916
     Office expenses                                       8,206                 4,998                 5,559                43,827
     Research and development                             98,371                 4,966                25,777                98,371
     Telephone and communication                           8,656                 4,430                17,593                91,607
     Car expenses                                              -                   986                 7,003                18,235
     Insurance, taxes and licenses                         6,952                 2,536                 1,663                23,686
     Interest and bank charges                             5,042                 2,486                21,508                21,192
     Interest on bank loan                                13,741                 3,062                 6,724                68,175
     Loss on disposal of investment                            -                34,845                     -                34,845
     Depreciation of fixed assets                         18,342                11,865                27,437                93,935
     Depreciation of deferred expenses                    10,189                 3,720                 4,745                28,691
     Decrease in value of
         software development costs                            -                     -               172,682               149,573
                                                   -------------         -------------         -------------         -------------

Total general and administrative expenses                734,639               162,543               447,825             2,056,756
                                                   -------------         -------------         -------------         -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES            (734,639)             (162,543)             (447,825)           (2,056,756)
                                                   -------------         -------------         -------------          ------------

                                INCOME TAXES
                                    DEFERRED                   -                     -               (20,000)                   (0)
                                                   -------------         -------------         -------------          ------------

                           NET INCOME (LOSS)            (734,639)             (162,543)             (427,825)           (2,056,756)

                         TOTAL COMPREHENSIVE
                               INCOME (LOSS)     $      (734,639)     $       (162,543)     $       (427,825)     $     (2,056,756)
                                                   =============         =============         =============          ============

Net income (loss) per weighted
     average share                               $          (.07)      $          (.02)      $          (.44)
                                                    ============          ============          ============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                10,300,000             7,650,000             1,000,000
                                                   =============         =============         =============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)


                                                   Year Ended        Six Months Ended        Year Ended            Date of Inception
                                                  December 31,          December 31,            June 30,           to December 31,
                                                      1999                  1998                  1998                  1999
                                                 ---------------       ---------------       ---------------       ----------------

OPERATING ACTIVITIES
Net earnings (loss)                              $ (     734,639)     $ (      162,543)     $ (      427,825)     $ (    2,166,756)
Items not requiring cash outlays:
     Loss on disposal of investment                            -                34,845                     -                34,845
     Depreciation of fixed assets
         and deferred costs                               28,531                15,585                32,182               122,626
     Deferred income taxes                                     -                     -         (      20,000)                    -
     Decrease in value of software
         development costs                                     -                     -               172,682               172,682
                                                   -------------       ---------------         -------------         -------------

                                                  (      706,108)       (      112,113)       (      242,961)       (    1,836,603)

Changes in non-working capital items                     437,291        (       80,580)              108,480               205,865
                                                   -------------         -------------         -------------         -------------


     NET CASH PROVIDED
BY OPERATING ACTIVITIES                           (      268,817)       (      192,693)       (      134,481)       (    1,630,738)
                                                   -------------         -------------         -------------         -------------

INVESTING ACTIVITIES
     Acquisition of investment                                 -        (      100,747)                    -        (      100,747)
     Proceeds of disposal of investment                        -                65,902                     -                65,902
     Increase in software development costs                    -                     -                     -        (      172,682)
     Acquisition of fixed assets
         and deferred expenses                    (        6,565)      (        24,611)       (       23,579)       (      204,018)
                                                   -------------        --------------         -------------         -------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES      (        6,565)      (        59,456)       (       23,579)       (      411,545)
                                                   -------------        --------------         -------------         -------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder     (        5,985)              133,224        (      630,319)              127,621
     Net proceeds of issuance of shares                  290,190               164,463               860,897             1,866,547
     Addition to long-term debt                                -                     -                     -               134,680
     Repayment of long-term debt                  (       19,629)      (        22,223)       (       79,124)       (      120,976)
                                                   -------------        --------------         -------------          ------------

                             NET CASH (USED)
                     BY FINANCING ACTIVITIES             264,576               275,464               151,454             2,007,872
                                                  --------------        --------------         -------------         -------------

         INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS      (       10,806)               23,315        (        6,606)       (       34,411)

         CASH AND CASH EQUIVALENTS
                        AT BEGINNING OF YEAR      (       23,605)       (       46,920)       (       40,314)                    -
                                                   -------------         -------------         -------------         -------------

         CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD     $(       34,411)      $(       23,605)      $(       46,920)      $ (      34,411)
                                                   =============         =============         =============         =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (expressed in Canadian Dollars)

                                                                                                            Deficit
                                                                                                           Accumulated
                                                                                     Additional              During
                                                      Common Stock                     Paid-in             Development
                                            Shares          $       Amount             Capital                Stage
                                        -------------        --------------         -------------         -------------
Balance at 06/23/95
   (Date of inception)                              0       $             0        $            0         $           0
   Issuance of common
     stock at $1.00 per
     share at 07/27/95                              1                     1                     0                     0

   Issuance of common
     stock at $1.00 per
     share at 11/01/95                            999                   999                     0                     0

   Additional paid-in capital
     at 06/30/96                                    0                     0               440,000                     0

   Net loss for period                                                                                    (     268,329)
                                        -------------         -------------         -------------          ------------
Balance at 06/30/96                             1,000                 1,000               440,000         (     268,329)

   Net loss for period                                                                                    (     463,423)
                                        -------------         -------------         -------------          ------------
Balance at 06/30/97                             1,000                 1,000               440,000         (     731,752)

   Issuance of common
     stock - stock split
     at 06/30/98 and
     additional paid-in capital               999,000                     0               860,897                     0

   Net loss for period                                                                                    (     427,825)
                                        -------------         -------------         -------------          ------------
Balance at 06/30/98                         1,000,000                 1,000             1,300,897         (   1,159,577)

   Issuance of common
     stock at $.001 per
     share at 12/31/98 and
     additional paid-in capital             6,650,000                 6,650               157,813                     0

   Net loss for period                                                                                    (     162,543)
                                        -------------         -------------         -------------          ------------
Balance at 12/31/98                         7,650,000                 7,650             1,458,710         (   1,322,120)

   Amount transferred to deficit                                                                          (     109,997)
   Re-capitalization on 01/09/99            1,150,000                 5,654               104,343                     0

   Issuance of common
     Stock at $.001 per
     Share at 01/16/99                        500,000                   724                     0                     0

   Issuance of common
     Stock at $.001 per
     Share at 09/01/99                      1,000,000                 1,447               288,019                     0

   Net loss for period                                                                                    (     734,639)
                                        -------------         -------------         -------------          ------------

Balance at 12/31/99                        10,300,000       $        15,475       $     1,851,072       $ (   2,166,756)
                                        =============         =============         =============          ============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             December 31, 1999, December 31, 1998 and June 30, 1998


         NOTE 1: INCORPORATION AND NATURE OF BUSINESS

         Quantitative Methods Corporation, a development stage enterprise, was incorporated under the laws of the State of Nevada on July 26, 1990. The Company acquired 100% ownership of Softguard Enterprises, Inc., incorporated on June 23, 1995, to engage in the technical product research and development and commercialization of the "SLNS" and "QUORUM" products for use in the field of information systems management and security. Softguard is a development stage enterprise and has had no revenues to date.

         On January 8th, 1999, the board of directors of QTTM entered into an Agreement with Softguard Enterprises Inc. ("Softguard"), incorporated under the Canadian Business Corporations Act, whereby the Company issued and delivered 7,650,000 shares of its Common Stock bearing a restrictive legend, in exchange for which issuance, QTTM acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

         For accounting purposes, the transaction is treated as an issuance of shares by Softguard Enterprises Inc. for the net monetary assets of the Company (nil at January 8, 1999), accompanied by a re-capitalization.

         The transaction was exempt from the registration of the Securities Act of 1933 by virtue of Section 4(2) thereof. Following the above transaction the former shareholders of Softguard owned 82% of the outstanding shares of the Company.

         The historical financial statements prior to December 31, 1998 are those of Softguard Enterprises Inc.

         NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements are expressed in Canadian dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

         Consolidation
         The consolidated financial statements for December 31, 1999 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

         Softguard is currently  the main line of business for the Company.  All
         significant  inter-  company   transactions  have  been  eliminated  on
         consolidation.

         Accounting Method
         The Company recognizes income and expenses based on the accrual method of accounting.

         Cash and Cash Equivalents
         For financial statement purposes, the Company considers all highly liquid investment with an original maturity of three months or less when purchased to be cash equivalents.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends.

         Earnings (Loss) Per Share
         Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each period.

         Fixed Assets and Deferred expenses
         Depreciation and Amortization
         Fixed assets and deferred expenses are accounted for at cost. The Company depreciates its fixed assets and deferred expenses according to the following methods and annual rates:
             Computer equipment             Declining-balance method        30%
             Computer software              Declining-balance method        30%
             Furniture and fixtures         Declining-balance method        20%
             Office equipment               Declining-balance method        20%
             Leasehold Improvements         Straight-line method            33%
             Deferred expenses              Straight-line method            20%

         The carrying value of the property and equipment is evaluated whenever significant events of changes occur that might indicate an impairment through comparison of the carrying value to the net recoverable amount.

         Revenue Recognition
         The Company has not recognized any revenue to date.

         Research and Development Costs
         All research and development costs, which establish technological advancement, are charged to operations in the year in which they are incurred.

         Income Taxes
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized.

         The Company uses the assets and liabilities approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the change occurs.

         Use of Estimates
         The financial statements have been prepared in conformity with generally accepted accounting principles, and, as such, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts.

         Fair Value of Financial Instruments
         Due to their short-term maturity, the carrying values of certain financial instruments were assumed to approximate their fair values. The financial instruments include: sales tax receivable and advances to common control company included in current assets, trade accounts payable, accrued liabilities, due to a director and demand loans included in current liabilities.

         The fair value of these financial instruments is not significantly different than their carrying amounts.

         Credit Risk
         The Company's exposure to credit risk is nil.

         Interest Rate Risk
         The subsidiary is exposed to interest rate risk on the bank loan. Changes in the interest rate of 1% would not have a significant effect on the net loss, deficit or financial position of the Company.

         Translation of Foreign Currencies
         Monetary assets and liabilities are translated at the year-end exchange rate. Any gain or loss due to exchange fluctuation is charged to the statement of loss.

         NOTE  3: FIXED ASSETS

                                                                                             December 31,
                                                              Accumulated             1999                1998
                                               Cost           Depreciation                     Net Value
                                         ---------------     --------------      ---------------       --------------

         Computer equipment              $       113,180     $       76,366      $        36,814       $       50,283
         Computer programs                         9,840              6,295                3,545                3,852
         Furniture and fixtures                    7,196              4,224                2,972                3,715
         Office equipment                         14,536              7,051                7,485                8,409
                                         ---------------     --------------      ---------------       --------------
                                         $       144,752     $       93,936      $        50,816       $       66,259
                                         ===============     ==============      ===============       ==============

         NOTE  4: DEFERRED EXPENSES

                                                                                            December 31,
                                                              Accumulated             1999                1998
                                              Cost           Amortization                     Net Value
                                         ---------------     --------------      ---------------       --------------
         Patent and Trademark            $        48,780     $       20,204      $        28,576       $       34,299
         Organization Costs                        4,000              2,000                2,000                2,800
                                         ---------------     --------------      ---------------       --------------
                                         $        52,780     $       22,204      $        30,576       $       37,099
                                         ===============     ==============      ===============       ==============

         NOTE  5: INCOME TAX

         The subsidiary has accumulated losses for income tax purposes from which the tax benefit is not recorded in the financial statements totaling approximately $2,145,942. The Company has also accumulated scientific research and experimental development expenditures available to reduce income taxes in future years totaling approximately $220,911 at Federal level and $537,825 at Provincial level. The Company recognized a deferred tax asset of $81,368 related to these items. In addition, the Company created a valuation allowance of $25,371 to bring down its value to $55,997. The undeducted research and development expenses can be carried forward indefinitely. The non-capital loss can be deducted from future years taxable income and expires as follows:

                                    Tax Loss
                         Federal            Provincial
                      ------------        --------------

               2003   $    259,594        $      259,594
               2004        491,949               491,949
               2005        215,730               215,730
               2006        105,698               105,698
                      ------------        --------------

                      $  1,072,971        $    1,072,971
                      ============        ==============

         NOTE 6: CONTINGENCY

         The subsidiary, Softguard has been involved in several minor legal proceedings during 1999 from past operations. This routine litigation occurred in the normal course of business and the majority of these claims have been settled and are incidental. Management believes that the resolution of the litigation in which Softguard is involved will not have a material adverse effect on the financial condition or results of operations of the Company.

         NOTE 7: CONTRACTUAL OBLIGATIONS

         Softguard has signed a rental agreement contract whereby it must pay an annual rent of $27,065 with a yearly option for renewal that expires in June 2001. The Company has provided security in favor of the lessor for an amount of $25,000.

         NOTE 8: COMPARATIVE FIGURES

         Certain   comparative   figures  of  the  preceding   years  have  been
         reclassified in order to conform to the basis of presentation of the financial statement adopted for the current year.

         NOTE 9: GOING CONCERN

         The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At
         December 31, 1999 the subsidiary has an accumulated deficit of $2,166,756.

         At December 31, 1999, current liabilities exceeded current assets by $309,977. In view of these matters, the Company's continued existence is dependent upon its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management's goals are to increase revenues and shareholder value through acquisitions of business opportunities in the technology sector. QTTM's management believes that actions presently being taken to obtain additional capital investments through private placement or other financing will provide the opportunity to continue as a going concern.

         NOTE 10: YEAR 2000 ISSUE

         The Year 2000 Issue concerned the inability of information systems, whether due to computer hardware or software, to properly recognize and process data sensitive information relating to the Year 2000 and beyond. Many of the world's computer systems recorded years in a two-digit format. Such computer systems may have been unable to properly interpret dates beyond the year 1999 which could have led to business disruptions in the United States and internationally.

         QTTM believes it is Year 2000 compliant, and there were no adverse events that occurred and no contingency plans relating to the Year 2000 Issue were required to be implemented at year- end 1999. Although it is now past January 1, 2000, and we have not experienced any adverse impact from the transition to the year 2000, we cannot give any assurance that our operations or our suppliers have not been affected in a manner that is not yet apparent. As a result, QTTM will continue to monitor the situation closely.