Form 10QSB
period 2000-03-31
QUANTITATIVE METHODS CORP
filed 2000-06-21
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission File No.33-55254-42

                        QUANTITATIVE METHODS CORPORATION
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                         87-0485310
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                       203-6200 Taschereau Boulevard East
                            Brossard (Quebec) Canada
                                     J4W 3J8
         (Address of principal executive offices, including postal code)

          Issuer's telephone number, including area code:(888) 713-2222

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding as of May 31, 2000
-------------------------------------       ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                           FORM 10-QSB/MARCH 31, 2000

                                TABLE OF CONTENTS




General
Index


PART I


     Item 1. -  Consolidated Financial Statements: (Unaudited)

                  Balance Sheets -
                      March 31, 2000 and December 31, 1999                F-1

                  Statements of Operations -
                      Three Months ended March 31, 2000 and 1999
                         and from Date of Inception to March 31, 2000     F-2

                  Statements of Cash Flows -
                      Three Months ended March 31, 2000 and 1999
                         and from Date of Inception to March 31, 2000     F-3

                  Notes to Consolidated Financial Statements              F-4


Item 2. -  Management's  Discussion  and  Analysis of  Financial
           Condition  and Results of Operations                           4-6

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      March 31,               December 31,
                                                                        2000                      1999
                                                                  ----------------           ---------------
                                                                     (Unaudited)               (Unaudited)
ASSETS
     CURRENT ASSETS
         Cash                                                     $              -           $             -
         Accounts receivable                                                24,804                    27,412
         Income tax recoverable                                            115,135                   111,185
         Prepaid expenses                                                    2,370                     2,778
                                                                  ----------------             -------------

                           TOTAL CURRENT ASSETS                            142,309                   141,375

PLANT & EQUIPMENT                                                           47,266                    50,816
                                                                     -------------             -------------

OTHER ASSETS
     Patents and trademarks                                                 27,937                    30,576
     Deferred tax benefit                                                   60,576                    55,997
                                                                     -------------             -------------
                                                                            88,513                    86,573
                                                                     -------------             -------------

TOTAL ASSETS                                                      $        278,088           $       278,764
                                                                     =============             =============

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Bank indebtedness                                        $         41,418           $        34,411
         Bank loan                                                          50,000                    75,000
         Accounts payable and accrued expenses                             386,901                   328,236
         Current portion of long-term debt                                       -                    13,705
                                                                     -------------             -------------

                      TOTAL CURRENT LIABILITIES                            478,319                   451,352

LONG-TERM DEBT                                                             147,041                   127,621
                                                                     -------------             -------------

                                                                           625,360                   578,973
                                                                     -------------             -------------
STOCKHOLDERS' EQUITY Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475                    15,475
     Additional paid-in capital                                          1,851,072                 1,851,072
     Deficit accumulated during the                                  (   2,213,819)           (    2,166,756)
                                                                      ------------              ------------
         development stage

         TOTAL STOCKHOLDERS' EQUITY                                  (     347,272)           (      300,209)
                                                                      ------------              ------------

                                                                  $        278,088           $       278,764
                                                                     =============             =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)



                                                               Three Months Ended               Date of Inception
                                                                    March 31,                      to March 31,
                                                           2000                  1999                  2000
                                                     ----------------      ---------------       ---------------
SALES                                                $              0      $             0       $             0
                                                       --------------        -------------         -------------
General Administrative expenses
     Professional fees                                          2,904                5,994               141,645
     Consulting                                                     -               61,194               699,691
     Salaries and fringe benefits                              11,597               13,053               356,213
     Rent                                                       5,987                5,430               107,642
     Traveling and business promotion                           1,252                    -               101,168
     Office expenses                                              500                1,453                44,330
     Research and development                                  11,222               25,006               109,593
     Telephone and communication                                  972                2,292                92,579
     Car expenses                                                   -                    -                18,235
     Insurance, taxes and licenses                                488                  477                24,174
     Interest and bank charges                                  2,961                1,639                60,057
     Interest on bank loan                                      2,991                1,407                35,262
     Loss on disposal of investment                                 -                    -                34,845
     Depreciation of fixed assets                               3,550                4,527                97,485
     Depreciation of deferred expenses                          2,639                2,460                31,330
     Decrease in value of
         software development costs                                 -                    -               149,573
                                                       --------------        -------------         -------------

Total general and administrative expenses                      47,063              124,932             2,103,822
                                                       --------------        -------------         -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES           (       47,063)      (      124,932)       (    2,103,822)
                                                       --------------        -------------         -------------

                                INCOME TAXES
                                    DEFERRED                        -                    -        (            -
                                                       --------------        -------------         -------------

                           NET INCOME (LOSS)           (       47,063)      (      124,932)       (    2,103,822)

                         TOTAL COMPREHENSIVE
                               INCOME (LOSS)         $ (       47,063)    $ (      124,932)      $(    2,103,822)
                                                        =============        =============        ==============

Net income (loss) per weighted
     average share                                   $ (          .00)    $ (          .01)
                                                        =============        =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                     10,300,000            9,300,000
                                                       ==============        =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)

                                                               Three Months Ended               Date of Inception
                                                                    March 31,                      to March 31,
                                                           2000                  1999                  2000
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $ (       47,063)     $ (     124,932)      $ (   2,103,822)
Items not requiring cash outlays:
     Foreign Exchange fluctuation                      (           93)                   -         (          93)
     Loss on disposal of investment                                 -                    -                34,845
     Depreciation of fixed assets
         and deferred costs                                     6,189                6,987               128,815
     Deferred income taxes                                          -                    -                     -
     Decrease in value of software
         development costs                                          -                    -               172,682
                                                       --------------      ---------------         -------------

                                                       (       40,967)       (     117,945)        (   1,767,573)

Changes in non-working capital items                           28,245               14,598               234,110
                                                       --------------        -------------         -------------


     NET CASH PROVIDED
BY OPERATING ACTIVITIES                                (       12,722)       (     103,347)        (   1,533,463)
                                                        -------------         ------------         -------------

INVESTING ACTIVITIES
     Acquisition of investment                                      -                    -         (     100,747)
     Proceeds of disposal of investment                             -                    -                65,902
     Increase in software development costs                         -                    -         (     172,682)
     Acquisition of fixed assets
         and deferred expenses                                      -        (         155)        (     204,018)
                                                       --------------         ------------         -------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                        -        (         155)        (     411,545)
                                                       --------------         ------------         -------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                  19,419               82,400               147,040
     Net proceeds of issuance of shares                             -                  500             1,756,550
     Addition to long-term debt                                     -                    -               134,680
     Repayment of long-term debt                       (       13,704)       (       8,333)       (      134,680)
                                                        -------------        -------------         -------------

                             NET CASH (USED)
                     BY FINANCING ACTIVITIES                    5,715               74,567             1,903,590
                                                       --------------        -------------         -------------

         INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS           (        7,007)       (      28,935)       (       41,418)

         CASH AND CASH EQUIVALENTS
                        AT BEGINNING OF YEAR           (       34,411)       (      42,556)                    -
                                                        -------------        -------------        --------------

         CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $ (       41,418)     $ (      71,491)    $ (        41,418)
                                                        =============        =============        ==============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000



The unaudited consolidated financial statements for the quarter ended March 31, 2000, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's deficit for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form-10KSB for the year ended December 31, 1999.


NOTE 1: INCORPORATION AND NATURE OF BUSINESS

         Quantitative Methods Corporation, a development stage enterprise, was incorporated under the laws of the State of Nevada on July 26, 1990. The Company acquired 100% ownership of Softguard Enterprises, Inc., incorporated in June 23, 1995, to engage in the technical product research and development and commercialization of the "SLNS" and "QUORUM" products for use in the field of information systems management and security. Softguard is a development stage enterprise and has had no revenues to date.

         The historical financial statements prior to December 31, 1998 are those of Softguard Enterprises Inc.


NOTE 2: BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

         The consolidated financial statements are expressed in Canadian dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future.

         The Company has incurred operating losses since inception. At March 31, 2000, the subsidiary has an accumulated deficit of $2,213,819 and current liabilities exceeded current assets by $336,010.

In view of these matters, the Company's continued existence is dependent upon its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.

Management's  goals are to  increase  revenues  and  shareholder  value  through acquisitions of business opportunities in the technology sector. QTTM's management believes that actions presently being taken to obtain additional capital investments through private placement or other financing will provide adequate working capital over the next twelve months and enable the Company to continue as a going concern, without creating new debt.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000



NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Method
         The Company recognizes income and expenses based on the accrual method of accounting.

         Consolidation
         The consolidated financial statements for March 31, 2000 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard") whose primary business is software development.

         Softguard is currently  the main line of business for the Company.  All
         significant   inter  company   transactions  have  been  eliminated  on
         consolidation.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2000



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

         Use of Estimates
         The financial statements have been prepared in conformity with generally accepted accounting principles, and as such, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts.

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

ITEM.2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

History and Purpose
Quantitative Methods Corporation ("QTTM" or the "Company") was incorporated under the laws of the State of Nevada on July 26th, 1990. The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "QTTM".

On January 8th, 1999, the board of directors of QTTM entered into an Agreement with Softguard Enterprises Inc. ("Softguard"), a private Canadian corporation, whereby the Company issued and delivered 7,650,000 shares of its Common Stock bearing a restrictive legend, in exchange for which issuance; QTTM acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Following the transaction the former shareholders of Softguard owned 82% of the outstanding shares of the Company. No material relationship exists between the former management and directors of Quantitative Methods Corporation and the current management and directors.

Business Activities
Since its incorporation in June 1995, Softguard Enterprises Inc. has dedicated itself to the research and product development of technologies for use in the field of information systems management and security. To ensure that customer security, performance and robustness of purpose requirements will be met at all times; Softguard has engineered a unique Internet client/server system technology based on a series of Master, Sub-Station and Proxy servers.

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

Softguard's objective is to expand the core technology and the majority of the existing code to support numerous applications in the secure circulation of digital information, including sound and image files, online copyright control, document security and confidentiality audit, as well as virus protection; in short, supporting the intellectual property protection of every kind of computerized data.

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

At the present time, the Company's main focus is to take advantage of the tremendous growth of the multi-billion dollar Internet industry that is creating virtually unlimited acquisition and merger possibilities. To meet the objectives of its business plan in the short-term and to invest in and ensure sustainable growth of a diversified portfolio of emerging e-business, these potential business ventures would provide a source of eventual profit to the Company.

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

Operating Results
The Company incurred a net loss of $47,063 during the quarter ended March 31, 2000 ("the first quarter"), compared to a net loss of $124,932 for the same period in 1999, which represents a decrease of $77,869. The decreased loss of $61,194 in general and administrative expenses for this period is primarily attributable due to the decrease in consulting fees related to project management and also a decrease of $13,784 in research and development costs.

The majority of the losses incurred by the Company during this quarter were the result of the on-going efforts of the Company's subsidiary Softguard to advance the development of its software security and document authentication programs. Management believes that by substantially reducing the corporate overhead costs the Company will be able to provide additional cash flow for the Company's growth phase.

Softguard is currently attempting to finalize a business alliance with a highly reputable Montreal-based information technology solution provider specializing in the field of security. Established in 1988, this firm has an excellent track record and well established client base that consists of major organizations in a multitude of industries. The objective of this arrangement is to complete the development activities and customize Softguard's Quorum product to fulfil each of their client's specific requirements. As a result of the association, Softguard's research and development staff would be transferred to their premises in order to oversee the project management and provide necessary leadership and technical expertise.

Liquidity and Capital Resources
The Company is currently in negotiations with a major investor to raise additional equity financing capital to meet its short and long-term growth objectives, including the acquisition of potentially favorable business opportunities. Although there can be no assurance that the Company will be successful in its endeavors, management is also seeking additional capital investment through other sources to fulfill research and development requirements.

The significant reduction in scientific research and experimental development grants has made a substantial impact on the Company's cash flow. Softguard's eligibility status to qualify for these investment tax credits has changed because it is no longer a Canadian controlled corporation. In addition, the reduction of research and development staff was a result of Softguard focusing efforts on the final development stage of the SLNS product. The majority of the development of the Quorum product was put on hold until more outside funding is available.

Marketing Plan
The Company intends to implement a cost-effective marketing strategy through a process of developing a public relations campaign to take advantage of the opportunities that are being presented in the technology industry with emphasis on Internet-related businesses. The Company plans to prepare detailed marketing material, and intends to step-up its marketing activities in 2000 to solicit new business.

Conclusion
Management's goals are to increase revenues and shareholder value through the acquisition of potentially favorable business opportunities. To realize its business plan, QTTM will need to obtain additional capital through private placements or other financing to pursue acquisitions in the technology sector and increase sales that will permit the Company to satisfy its working capital requirements and to continue as a going concern.

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



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QUANTITATIVE METHODS CORPORATION



Dated:  June 21, 2000         By: s\ Robert L. Seaman
                                  ROBERT L. SEAMAN, President and Director