Form 10KSB/A
period 1999-12-31
QUANTITATIVE METHODS CORP
filed 2000-08-22
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission File No.33-55254-42

                        QUANTITATIVE METHODS CORPORATION
                 (Name of small business issuer in its charter)

           NEVADA                                      87-0485310
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

203-6200 Taschereau Boulevard East
Brossard (Quebec) Canada
J4W 3J8
(Address of principal executive offices, including postal code)

Issuer's telephone number, including area code:     (888) 713-2222
                                                    --------------

Securities registered under Section 12 (b) of the Exchange Act:         None

      Securities registered under Section 12 (g) of the Exchange Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of August 4, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $11,853,360 USD, based on 3,912,000 shares and a bid price of $3.03 USD.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                        Outstanding as of August 4, 2000
$.001 PAR VALUE CLASS A COMMON STOCK              10,300,000 SHARES

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

In November 1995, the Company, in consideration of the issuance of 150,000 authorized but unissued shares, received $75,000 USD from Capital General Corporation. The $.50 USD per share sales price was arbitrarily decided upon by both parties. After the completion of the stock purchase, Capital General became the holder of approximately 49.6% of the outstanding shares of the Company.

The Company had been in the development stage from inception until December 1998, and its operations had been limited to the aforementioned sale of shares to Capital General Corporation and the gift of shares to the minority shareholders. During this period, the Company had continued to actively search for potential business opportunities, which might have involved the acquisition, consolidation or reorganization of an existing business in any industry or geographical location.

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

Softguard incurred substantial research and development costs for the core architecture of the SLNS product prior to the January 1999 purchase. Softguard spent approximately $240,000 CDN over the past two fiscal years on research and development activities, of which $163,000 CDN are expenses borne directly by the Company after the reduction of investment and deferred tax credits. Currently, five individuals are engaged in various capacities relating to the development of the Softguard product.

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

ITEM 2. Description of Property.

QTTM's Softguard subsidiary owns various computer and office equipment, furnishings, etc., acquired at a cost not exceeding $200,000 CDN. Softguard leases a total of approximately 1,800 square feet of office space in Brossard (Quebec) Canada, a suburb of Montreal where the majority of the Company's research and development operations have been conducted. At the present time, this location also serves as the principal executive offices of QTTM.

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

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the OTC Pink Sheets under the symbol "QTTM". The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.001 par value, of which 10,300,000 shares were issued and outstanding as of July 31, 2000.

As of December 31, 1998 there was no public trading market for the Company's $.001 par value common stock nor was there an established trading market for the Company's stock prior to that date. The Company's common stock commenced trading on January 27, 1999. The aggregate market value of the stock held by non-affiliates on that date was $6,750,000 USD.

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

As of July 31, 2000, the approximate number of holders of record of the common stock of the Company was 397.

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

The Company had a net loss of $792,636 CDN for the fiscal year ended December 31, 1999 compared with a loss of $375,509 CDN for the year ended December 31, 1998. The increased loss of $417,127 CDN from 1998 was mainly attributable to an increase in consulting expenses related to developing viable operations.

The increase in general and administrative expenses is primarily due to consulting fees of $125,788 CDN related to project management and $290,190 CDN for both financial and investor relations. Management believes that by substantially reducing the corporate overhead costs the Company will be able to provide additional cash flow for the Company's growth phase.

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


ITEM 12. Certain Relationships and Related Transactions.

As of July 31, 2000, no director, officer, nominee for election as a director, or associate of such director, officer or nominee is, or was, in debt to the Company or engaged in any other transactions with the Company.

ITEM 13. Exhibits and Reports on Form 8-K.

Documents filed as part of the report:

     1) The financial statements filed for the fiscal period ended December 31, 1999 as part of this report are listed separately in the Index to Financial Statements.

     2)   Reports on Form 8-K:

          a) There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1999.

          b) The Company filed a Form 8-K on January 21, 1999 which disclosure required by Item 1 - Change in control of the Registrant; and
               Item 6 - Resignations of Registrant's Directors and Officers.


          c) The Company filed a Form 8-K/A on March 14, 2000 which disclosure required by Item 7 - Audited Financial Statements of Softguard Enterprises Inc. for the six months ending December 31, 1998 and the year ended June 30, 1998. Audited Schedule of Expenses for the year ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             QUANTITATIVE METHODS CORPORATION



Dated: August 21, 2000       By:   /s/ Robert L. Seaman
                                 ----------------------------------------
                                 ROBERT L. SEAMAN, President and Director



Dated: August 21, 2000       By:  /s/ Helga Leuthe
                                -----------------------------------------------
                                 HELGA LEUTHE, Secretary/Treasurer and Director Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: August 21, 2000       By: /s/ Robert L. Seaman
                                 ROBERT L. SEAMAN, President and Director



Dated: August 21, 2000       By: /s/ Helga Leuthe
                                 HELGA LEUTHE, Secretary/Treasurer and Director

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Index

Independent Auditor's Report                                         F-2

Consolidated Financial Statements:

     1)  Balance Sheet - December 31, 1999                           F-3

     2)  Statements of Operations
         Fiscal Years ended December 31, 1999 and 1998,
         and from Date of Inception to December 31, 1999             F-4

     3)  Statements of Cash Flows
         Fiscal Years ended December 31, 1999 and 1998,
         and from Date of Inception to December 31, 1999             F-5

     4)  Statements of Changes in Stockholders' Equity (Deficit)
         Fiscal Years ended December 31, 1999 and 1998,
         and from Date of Inception to December 31, 1999             F-6

Notes to Consolidated Financial Statements                           F-7

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Quantitative Methods Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Quantitative Methods Corporation (a development stage company) and subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998, and for the period of July 26, 1990 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantitative Methods Corporation (a development stage company) and subsidiary as of December 31, 1999, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 1999 and 1998, and for the period of July 26, 1990 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $2,224,753 at December 31, 1999 and has no revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 11 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                            /s/ Smith & Company
                                            CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
July 19, 2000


         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297 o Facsimile: (801) 575-8306
                        E-mail: smithco@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                         (expressed in Canadian dollars)

                                                                    December 31,
                                                                        1999
                                                                  ----------------
ASSETS
     CURRENT ASSETS
         Cash                                                     $             --
         Accounts receivable                                                12,412
         Income tax recoverable                                            111,185
         Prepaid expenses                                                    2,778
                                                                  ----------------

                           TOTAL CURRENT ASSETS                            126,375

PLANT & EQUIPMENT (Note 3)                                                  50,816
                                                                  ----------------

OTHER ASSETS
     Patents and trademarks (Note 4)                                        28,576
                                                                  ----------------
                                                                            28,576
                                                                  ----------------

TOTAL ASSETS                                                      $        205,767
                                                                  ================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                           $         11,498
         Bank loan (Note 9)                                                 75,000
         Accounts payable and accrued expenses                             342,638
         Payable - shareholders (Note 10)                                  136,132
         Current portion of long-term debt (Note 9)                         13,705
                                                                  ----------------

                      TOTAL CURRENT LIABILITIES                            578,973

STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475
     Additional paid-in capital                                          1,836,072
     Deficit accumulated during the
         development stage                                              (2,224,753)
                                                                  ----------------

         TOTAL STOCKHOLDERS' (DEFICIT)                                    (373,206)
                                                                  ----------------

                                                                  $        205,767
                                                                  ================


See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)




                                                   Year Ended           Year Ended           Date of Inception
                                                  December 31,         December 31,          to December 31,
                                                      1999                 1998                   1999
                                                 ---------------     -----------------       ---------------
SALES                                            $             0     $               0       $             0
                                                 ---------------     -----------------       ---------------
General and Administrative expenses
     Professional fees                                    42,203                44,471               138,741
     Consulting                                          420,685                32,896               699,691
     Salaries and fringe benefits                         61,418                 4,384               344,616
     Rent                                                 24,680                26,295               101,655
     Traveling and business promotion                     16,154                 7,825                99,916
     Office expenses                                       8,206                 2,467                43,827
     Research and development                            154,368               149,573               303,941
     Telephone and communication                           8,656                10,302                91,607
     Car expenses                                              -                 1,959                18,235
     Insurance, taxes and licenses                         6,952                 5,008                23,686
     Interest and bank charges                             5,042                12,915                21,192
     Interest on bank loan                                13,741                 7,369                68,175
     Loss on disposal of investment                            -                34,845                34,845
     Depreciation of fixed assets                         18,342                26,769                93,935
     Depreciation of deferred expenses                    12,189                 8,431                30,691
                                                   -------------         -------------         -------------

Total general and administrative expenses                792,636               375,509             2,114,753
                                                   -------------         -------------         -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES       (     792,636)       (      375,509)       (    2,114,753)
                                                    ------------         -------------         -------------

                                INCOME TAXES                   -                     -        (            0)
                                                   -------------         -------------         -------------

                           NET INCOME (LOSS)     $ (     792,636)     $ (      375,509)     $ (    2,114,753)
                                                    ============         =============         =============

Net income (loss) per weighted
     average share                               $ (         .08)      $ (         .05)
                                                    ============          ============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                 9,581,233             7,650,000
                                                   =============         =============



See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)


                                                   Year Ended           Year Ended           Date of Inception
                                                  December 31,          December 31,         to December 31,
                                                      1999                  1998                  1999
                                                 ---------------       ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                              $ (     792,636)     $ (      375,509)     $ (    2,114,753)
Items not requiring cash outlays:
     Loss on disposal of investment                            -                34,845                34,845
     Stock issued for services                           290,190                    --               290,190
     Depreciation of fixed assets
         and deferred costs                               30,531                35,200               124,626
     Decrease in value of software
         development costs                                     -               172,682               172,682
                                                   -------------         -------------         -------------

                                                   (     471,915)       (      132,782)       (    1,492,410)

Changes in non-working capital items                     504,023        (       42,977)              291,261
                                                   -------------         -------------         -------------


                NET CASH PROVIDED (REQUIRED)
                     BY OPERATING ACTIVITIES              32,108        (      175,759)       (    1,201,149)
                                                   -------------         -------------         -------------

INVESTING ACTIVITIES
     Acquisition of investment                                 -        (      100,747)       (      100,747)
     Proceeds of disposal of investment                        -                65,902                65,902
     Increase in software development costs                    -                     -        (      172,682)
     Acquisition of fixed assets
         and deferred expenses                    (        2,899)       (       56,747)       (      204,018)
                                                   -------------         -------------         -------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES      (        2,899)       (       91,592)       (      411,545)
                                                   -------------         -------------         -------------

FINANCING ACTIVITIES
     Variation of advances from
         shareholders                                      2,526         (     670,937)              136,132
     Net proceeds of issuance of shares                       --             1,010,360             1,451,360
     Addition to long-term debt                                -                     -               134,680
     Repayment of long-term debt                  (       19,628)       (       62,334)       (      120,976)
                                                   -------------         -------------         -------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES     (        17,102)              277,089             1,601,196
                                                   -------------         -------------          ------------

         INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS              12,107                 9,738          (     11,498)

                   CASH AND CASH EQUIVALENTS
                        AT BEGINNING OF YEAR      (       23,605)       (       33,343)                    -
                                                   -------------         -------------           -----------

         CASH AND CASH EQUIVALENTS
                              AT END OF YEAR     $(       11,498)       $(      23,605)        $(     11,498)
                                                   =============          ============           ===========

                      CASH PAID FOR INTEREST     $        13,741        $        7,369         $      68,175


See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (expressed in Canadian Dollars)


                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                     Additional              During
                                                      Common Stock                     Paid-in             Development
                                            Shares          $       Amount             Capital                Stage
                                        -------------        --------------         -------------         -------------
Balance at 06/23/95
   (Date of inception)                              0       $             0       $             0       $              0
   Issuance of common
     stock at $1.00 per
     share at 07/27/95                              1                     1                     0                      0
   Issuance of common
     stock at $1.00 per
     share at 11/01/95                            999                   999                     0                      0
   Additional paid-in capital
     at 06/30/96                                    0                     0               440,000                      0

   Net loss for period                                                                                    (      268,329)
                                        -------------         -------------         -------------          -------------
Balance at 06/30/96                             1,000                 1,000               440,000         (      268,329)

   Net loss for period                                                                                    (      463,423)
                                        -------------         -------------         -------------          -------------
Balance at 06/30/97                             1,000                 1,000               440,000         (      731,752)

   Net loss for period                                                                                    (      214,859)
                                        -------------         -------------         -------------          -------------
Balance at 12/31/97                             1,000                 1,000               440,000         (      946,611)

   Issuance of common
     stock - stock split
     at 06/30/98 and
     additional paid-in capital               999,000                     0               845,897                      0
   Issuance of common
     stock at $.02 per
     share at 12/31/98 and
     additional paid-in capital             6,650,000                 6,650               157,813                      0

   Net loss for period                                                                                    (      375,509)
                                        -------------         -------------         -------------          -------------
Balance at 12/31/98                         7,650,000                 7,650             1,443,710         (    1,322,120)

   Amount transferred to deficit                                                                          (      109,997)
   Re-capitalization on 01/09/99            1,150,000                 5,654               104,343                      0
   Issuance of common
     Stock at $.001 per
     Share for services at 01/16/99           500,000                   724                     0                      0
   Issuance of common
     Stock at $.29 per
     Share for services at 09/01/99         1,000,000                 1,447               288,019                      0

   Net loss for period                                                                                    (      792,636)
                                        -------------         -------------         -------------          -------------

Balance at 12/31/99                        10,300,000       $        15,475       $     1,836,072       $ (    2,224,753)
                                        =============         =============         =============          =============

See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998



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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998



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

         Fair Value of Financial Instruments
         Due to their short-term maturity, the carrying values of certain financial instruments were assumed to approximate their fair values. The financial instruments include: sales tax receivable included in current assets, trade accounts payable, accrued liabilities, due to shareholders and demand loans included in current liabilities.

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

NOTE 3:           FIXED ASSETS

                                                                    December 31,
                                                 Accumulated             1999
                                 Cost           Depreciation          Net Value
                           ---------------     ---------------    ----------------
Computer equipment         $       113,180     $        76,366    $         36,814
Computer programs                    9,840               6,295               3,545
Furniture and fixtures               7,196               4,224               2,972
Office equipment                    14,536               7,051               7,485
                             -------------       -------------       -------------

                           $       144,752     $        93,936    $         50,816
                             =============       =============       =============


NOTE 4:           DEFERRED EXPENSES

                                                                    December 31,
                                                 Accumulated             1999
                                 Cost           Amortization          Net Value
                           ---------------     ---------------    ----------------
Patent and Trademark       $        48,780     $        20,204    $         28,576
                            --------------       -------------       -------------

                           $        48,780     $        20,204    $         28,576
                             =============       =============       =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998



NOTE 5:           INCOME TAX

         The subsidiary has accumulated losses for income tax purposes from which the tax benefit is not recorded in the financial statements totaling approximately $3,116,258. The Company has also accumulated scientific research and experimental development expenditures available to reduce income taxes in future years totaling approximately $220,911 at Federal level and $537,825 at Provincial level. The Company recognized a deferred tax asset of $81,368 related to these items. In addition, the Company created a valuation allowance of $81,368 to bring down its value to $0. The undeducted research and development expenses can be carried forward indefinitely. The non-capital loss can be deducted from future years' taxable income and expires as follows:

                                                      Tax Loss
                             Federal                  Provincial

         2003           $         259,594         $          259,594
         2004                     491,949                    491,949
         2005                     215,730                    215,730
         2006                     105,698                    105,698
         2007                     485,158                    485,158
                          ---------------           ----------------

                        $       1,558,129         $        1,558,129
                          ===============           ================

          The Company had a loss of $307,478 for 1999 which expires in 2019.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 1999 and 1998



NOTE 9:           BANK LOAN

         At December 31, 1999, the Company owes $75,000 on two revolving lines of credit. The rate is the bank's preferential rate plus 1%. The rate at December 31, 1999 was 6.5%.

         The Company owes $13,705 to another bank at December 31, 1999. The loan was repaid in March, 2000. The interest rate at December 31, 1999 was 9.5%.

NOTE 10:          PAYABLE - SHAREHOLDERS

         At December 31, 1999, the Company owes $136,132 to two shareholders. The amounts are non-interest bearing and the shareholders expect repayment as soon as the Company has sufficient funds to do so.

NOTE 11:          GOING CONCERN

         The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 1999 the Company has an accumulated deficit of $2,224,753.

         At December 31, 1999, current liabilities exceeded current assets by $452,598. In view of these matters, the Company's continued existence is dependent upon its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management's goals are to increase revenues and shareholder value through acquisitions of business opportunities in the technology sector. QTTM's management believes that actions presently being taken to obtain additional capital investments through private placement or other financing will provide the opportunity to continue as a going concern.

NOTE 12:          YEAR 2000 ISSUE

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

         QTTM believes it is Year 2000 compliant, and there were no adverse events that occurred and no contingency plans relating to the Year 2000 Issue were required to be implemented at year-end 1999. Although it is now past January 1, 2000, and we have not experienced any adverse impact from the transition to the year 2000, we cannot give any assurance that our operations or our suppliers have not been affected in a manner that is not yet apparent. As a result, QTTM will continue to monitor the situation closely.