Form 10QSB
period 2000-06-30
QUANTITATIVE METHODS CORP
filed 2000-08-22
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission File No.33-55254-42

                        QUANTITATIVE METHODS CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                      87-0485310
--------------------------------                   ----------------
(State or other  jurisdiction of                   (IRS Employer
incorporation  or  organization)                 Identification No.)

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of June 30, 2000
------------------------------------          -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                            FORM 10-QSB/JUNE 30, 2000

                                TABLE OF CONTENTS


General
Index

PART I

     Item 1. -  Consolidated Financial Statements:

         Balance Sheets -
              June 30, 2000 (Unaudited) and December 31, 1999 (Audited)      F-1

         Statements of Operations - (Unaudited)
            Three Months ended June 30, 2000
              and 1999 Six Months ended June 30, 2000 and 1999
              and from Date of Inception to June 30, 2000                    F-2

         Statements of Cash Flows -  (Unaudited)
            Six Months ended June 30, 2000 and 1999
                  and from Date of Inception to June 30, 2000                F-3

         Notes to Consolidated Financial Statements                          F-4

     Item 2. - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    4

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      June 30,                December 31,
                                                                        2000                      1999
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
   CURRENT ASSETS
     Cash                                                         $              0           $             0
     Accounts receivable                                                    10,950                    12,412
     Income tax recoverable                                                117,007                   111,185
     Prepaid expenses                                                       21,961                     2,778
                                                                  ----------------           ---------------

                                          TOTAL CURRENT ASSETS             149,918                   126,375

PLANT & EQUIPMENT                                                           43,717                    50,816
                                                                  ----------------           ---------------

OTHER ASSETS
   Patents and trademarks                                                   23,698                    28,576
                                                                  ----------------           ---------------
                                                                            23,698                    28,576
                                                                  ----------------           ---------------

                                                  TOTAL ASSETS    $        217,333           $       205,767
                                                                  ================           ===============

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Cash overdraft                                               $         13,855           $        11,498
     Bank loan                                                              16,747                    75,000
     Accounts payable and accrued expenses                                 422,427                   342,638
     Payable - shareholders                                                222,385                   136,132
     Current portion of long-term debt                                           0                    13,705
                                                                  ----------------           ---------------

                                     TOTAL CURRENT LIABILITIES             675,414                   578,973

STOCKHOLDERS' (DEFICIT)
   Common Stock $.001 par value:
     Authorized - 25,000,000 shares
     Issued and outstanding 10,300,000 shares                               15,475                    15,475
   Additional paid-in capital                                            1,836,072                 1,836,072
   Deficit accumulated during the development stage               (      2,309,628)          (     2,224,753)
                                                                   ---------------            --------------

                                 TOTAL STOCKHOLDERS' (DEFICIT)    (        458,081)          (       373,206)
                                                                   ---------------            --------------

                                                                  $        217,333           $       205,767
                                                                  ================           ===============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                                                                  Date of
                                               Three Months Ended                   Six Months Ended             Inception
                                                    June 30,                            June 30,                 to June
                                              2000             1999              2000             1999             2000
                                          -----------       -----------      -----------       -----------    -------------
SALES                                     $         0       $         0      $         0       $         0    $           0
                                          -----------       -----------      -----------       -----------    -------------

General and Administrative expenses
   Professional fees                           (1,753)            2,452            1,079             8,446          139,820
   Consulting                                       0            64,900                0           126,094          699,691
   Salaries and fringe benefits                11,518            20,815           23,116            33,868          367,732
   Rent                                         5,917             5,465           11,905            10,895          113,560
   Traveling and business promotion               173             3,045            1,425             3,045          101,340
   Office expenses                                644             5,916            1,213             7,369           45,044
   Research and development                     7,486            24,293           23,287            49,299          327,227
   Telephone and communication                    850             1,861            1,822             4,153           93,429
   Car expenses                                     0                 0                0                 0           18,235
   Insurance, taxes and licenses                  409               438              897               915           24,583
   Interest and bank charges                      457               462              961             2,101           22,153
   Interest on bank loan                        1,743            (2,467)           7,192            (1,060)          75,368
   Loss on disposal of investment                   0                 0                0                 0           34,845
   Depreciation of fixed assets                 3,550             4,527            7,100             9,054          101,035
   Depreciation of deferred expenses            2,439             2,460            4,878             4,920           35,569
                                          -----------       -----------      -----------       -----------    -------------

                    Total general and
               administrative expenses         33,433           134,167           84,875           259,099        2,199,631
                                          -----------       -----------      -----------       -----------    -------------

                     NET INCOME (LOSS)
                   BEFORE INCOME TAXES    (    33,433)      (   134,167)     (    84,875)      (   259,099)   (   2,199,631)
                                           ----------        ----------       ----------        ----------     ------------

                          INCOME TAXES              0                 0                0                 0                0
                                          -----------       -----------      -----------       -----------    -------------

                     NET INCOME (LOSS)    $(   33,433)      $(  134,167)     $(   84,875)      $(  259,099)   $(  2,199,631)
                                            =========         =========        =========         =========      ===========

Net income (loss) per weighted
   average share                          $(      .00)      $(      .01)     $(      .01)      $(      .03)
                                            =========         =========        =========         =========

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share       10,300,000         9,300,000       10,300,000         9,300,000
                                          ===========       ===========      ===========       ===========

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                                                       Date of
                                                                Six Months Ended                      Inception
                                                                    June 30,                         to June 30,
                                                           2000                  1999                   2000
                                                     ----------------      ---------------       ------------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $(        84,875)     $(      259,099)      $(       2,199,631)
Items not requiring cash outlays:
   Stock issued for services                                        0                    0                  290,190
   Loss on disposal of investment                                   0                    0                   34,845
   Depreciation of fixed assets
     and deferred costs                                        11,978               13,974                  136,604
   Decrease in value of software
     development costs                                              0                    0                  172,682
                                                     ----------------      ---------------       ------------------

                                                     (         72,897)     (       245,125)      (        1,565,310)

Changes in non-working capital items                 (          2,008)             257,893                  289,255
                                                      ---------------      ---------------       ------------------

                     NET CASH PROVIDED (REQUIRED)
                          BY OPERATING ACTIVITIES    (         74,905)              12,768       (        1,276,055)
                                                      ---------------      ---------------        -----------------

INVESTING ACTIVITIES
   Acquisition of investment                                        0                    0       (          100,747)
   Proceeds of disposal of investment                               0                    0                   65,902
   Increase in software development costs                           0                    0       (          172,682)
   Acquisition of fixed assets
     and deferred expenses                                          0      (         8,536)      (          204,018)
                                                     ----------------       --------------        -----------------

                                  NET CASH (USED)
                          BY INVESTING ACTIVITIES                   0      (         8,536)      (          411,545)
                                                     ----------------       --------------        -----------------

FINANCING ACTIVITIES
   Variation of advances from shareholders                     86,253      (           957)                 222,385
   Net proceeds of issuance of shares                               0                  500                1,451,360
   Addition to long-term debt                                       0                    0                  134,680
   Repayment of long-term debt                       (         13,705)     (        16,667)      (          134,680)
                                                      ---------------       --------------        -----------------

                                  NET CASH (USED)
                          BY FINANCING ACTIVITIES              72,548      (        17,124)               1,673,745
                                                     ----------------       --------------       ------------------

                      INCREASE (DECREASE) IN CASH
                             AND CASH EQUIVALENTS    (          2,357)     (        12,892)      (           13,855)

   Cash and cash equivalents
     at beginning of PERIOD                          (         11,498)     (        42,556)                       0
                                                      ---------------       --------------       ------------------

                        CASH AND CASH EQUIVALENTS
                                 AT END OF PERIOD    $(        13,855)     $(       55,448)      $(          13,855)
                                                       ==============        =============         ================

                           CASH PAID FOR INTEREST    $          1,743      $         1,041       $           75,368


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

         The unaudited consolidated financial statements for the quarter ended June 30, 2000, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's deficit for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form-10KSB for the year ended December 31, 1999.


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

         The Company has incurred operating losses since inception. At June 30, 2000, the Company has an accumulated deficit of $2,309,628.

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

         Consolidation
         The consolidated financial statements for June 30, 2000 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

         Softguard is currently  the main line of business for the Company.  All
         significant   inter-company   transactions   have  been  eliminated  on
         consolidation.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 3:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 3:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

         Translation of Foreign Currencies
         Monetary assets and liabilities are translated at the month-end exchange rate. Any gain or loss due to exchange fluctuation is charged to the statement of loss.

ITEM. 2- Management's  Discussion  and Analysis of Financial  Condition and
         Results of Operations

History and Purpose
Quantitative Methods Corporation ("QTTM" or the "Company") was incorporated under the laws of the State of Nevada on July 26th, 1990. The Company's common stock is currently traded on the OTC Pink Sheets under the symbol "QTTM".

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

At the present time, the Company's main focus is to take advantage of the tremendous growth of the multi- billion dollar Internet industry that is creating virtually unlimited acquisition and merger possibilities. To meet the objectives of its business plan in the short-term and to invest in and ensure sustainable growth of a diversified portfolio of emerging e-business, the following potential business venture would provide a source of eventual profit to the Company.

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

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $33,433 (CDN) and $84,875 (CDN) for the three months and six months ended June 30, 2000, respectively, as compared to losses of $134,167
(CDN) and $259,099 (CDN) for the corresponding periods in 1999.

The decrease between years, for the second quarter, in general and corporate expenses is primarily due to expenses for consulting fees related to project management of $126,094 (CDN) and research and development costs of $26,012
(CDN).

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

Softguard is currently finalizing a business alliance with a highly reputable Montreal-based information technology solution provider specializing in the field of security. Established in 1988, this firm has an excellent track record and well established client base that consists of major organizations in a multitude of industries. The objective of this arrangement is to complete the development activities and customize Softguard's Quorum product to fulfil each of their client's specific requirements. As a result of this association, Softguard's research and development staff has been relocated to their premises where their personnel will oversee the project management and provide necessary leadership and technical expertise.

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

                             QUANTITATIVE METHODS CORPORATION



Dated:   August 21, 2000     By:    \s\ Robert L. Seaman
                                 --------------------------------------------
                                    ROBERT L. SEAMAN, President and Director