Form 10QSB
period 2000-09-30
QUANTITATIVE METHODS CORP
filed 2000-11-20
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                         Commission File No.33-55254-42
                                            -----------

                        QUANTITATIVE METHODS CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                87-0485310
--------------------------------                             -------------------
(State or other  jurisdiction of                                (IRS Employer
incorporation  or  organization                              Identification No.)

                       203-6200 Taschereau Boulevard East
                            Brossard (Quebec) Canada
                                     J4W 3J8
         (Address of principal executive offices, including postal code)

          Issuer's telephone number, including area code:(888) 713-2222
                                                         --------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [..] No

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding as of September 30, 2000
------------------------------------       ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                10,300,000 SHARES
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                         FORM 10-QSB/SEPTEMBER 30, 2000

                                TABLE OF CONTENTS




                                    General
                                     Index


PART I


Item 1. -  Consolidated Financial Statements:

      Balance Sheets -
          September 30, 2000 (Unaudited) and December 31, 1999 (Audited)

      Statements of  Operations  -  (Unaudited)  Three  Months ended
          September  30,  2000 and 1999 Nine  Months  ended June 30,
          2000 and 1999
             and from Date of Inception to September 30, 2000

      Statements  of Cash  Flows -  (Unaudited)  Nine  Months  ended
          September 30, 2000 and 1999
             and from Date of Inception to September 30, 2000

      Notes to Consolidated Financial Statements


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                    September 30,             December 31,
                                                                        2000                      1999
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Cash                                                     $              0           $             0
         Accounts receivable                                                14,105                    12,412
         Income tax recoverable                                            117,007                   111,185
         Prepaid expenses                                                   21,961                     2,778
                                                                     -------------             -------------

                               TOTAL CURRENT ASSETS                        153,073                   126,375

PLANT & EQUIPMENT                                                           40,993                    50,816
                                                                     -------------             -------------

OTHER ASSETS
     Patents and trademarks                                                 21,259                    28,576
                                                                     -------------             -------------
                                                                            21,259                    28,576
                                                                     -------------             -------------

TOTAL ASSETS                                                      $        215,325           $       205,767
                                                                     =============             =============

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                           $         10,787           $        11,498
         Bank loan                                                          16,747                    75,000
         Accounts payable and accrued expenses                             434,912                   342,638
         Payable - shareholders                                            251,832                   136,132
         Current portion of long-term debt                                       0                    13,705
                                                                     -------------             -------------

                          TOTAL CURRENT LIABILITIES                        714,278                   578,973

STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475                    15,475
     Additional paid-in capital                                          1,836,072                 1,836,072
     Deficit accumulated during the development stage                (   2,350,500)            (   2,224,753)
                                                                      ------------              ------------

         TOTAL STOCKHOLDERS' (DEFICIT)                               (     498,953)            (     373,206)
                                                                      ------------              ------------

                                                                  $        215,325           $       205,767
                                                                     =============             =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)



                                               Three Months Ended                   Nine Months Ended        Date of Inception
                                                  September 30,                       September 30,            to September
                                              2000             1999              2000             1999              2000
                                          -----------       -----------      -----------       -----------      -----------
SALES                                   $           0     $           0    $           0     $           0    $           0
                                          -----------       -----------      -----------       -----------      -----------

General and Administrative expenses
     Professional fees                          9,607             5,615           10,687            14,061          149,427
     Consulting                                     0           106,640                0           232,734          699,691
     Salaries and fringe benefits                   0            13,028           23,116            46,896          367,732
     Rent                                       3,922             5,987           15,827            16,882          117,482
     Traveling and business promotion          12,118             3,001           13,543             6,046          113,459
     Office expenses                            3,852               416            5,066             7,785           48,899
     Research and development                       0            24,456           23,287            73,755          327,225
     Telephone and communication                4,618             1,119            6,440             5,272           98,047
     Car expenses                                   0                 0                0                 0           18,235
     Insurance, taxes and licenses                  0               424              897             1,339           24,583
     Interest and bank charges                    406             1,593            1,367             3,694           22,559
     Interest on bank loan                        359             1,017            7,551       (        43)          75,727
     Loss on disposal of investment                 0                 0                0                 0           34,845
     Depreciation of fixed assets               3,550             4,527           10,649            13,581          104,584
     Depreciation of deferred expenses          2,439             2,460            7,317             7,380           38,008
                                          -----------       -----------      -----------       -----------      -----------

Total general and administrative expenses      40,871           170,283          125,747           429,382        2,240,503
                                         ------------       -----------      -----------       -----------      -----------

                     NET INCOME (LOSS)
                   BEFORE INCOME TAXES    (    40,871)      (   170,283)     (   125,747)      (   429,382)     (2,240,503)
                                           ----------        ----------       -----------       -----------      ---------

                          INCOME TAXES              0                 0                0                 0                0
                                          -----------       -----------      -----------       -----------      -----------

                     NET INCOME (LOSS)  $ (    40,871)    $ (   170,283)   $ (   125,747)    $ (   429,382)   $ (2,240,503)
                                           ==========        ==========       ==========        ==========       =========

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted
     average share                      $ (       .00)    $ (      .02)    $ (       .01)    $ (       .04)
                                           ==========        =========        ==========        ==========
Weighted average number of common
     shares used to compute net
     (loss) per weighted average share     10,300,000        10,300,000       10,300,000        10,300,000
                                          ===========       ===========      ===========       ===========

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                Nine Months Ended               Date of Inception
                                                                  September 30,                  to September 30,
                                                           2000                  1999                  2000
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $ (      125,747)     $ (     429,382)      $ (   2,240,503)
Items not requiring cash outlays:
     Stock issued for services                                      0                    0               290,190
     Loss on disposal of investment                                 0                    0                34,845
     Depreciation of fixed assets
         and deferred costs                                    17,966               20,961               142,592
     Decrease in value of software
         development costs                                          0                    0               172,682
                                                       --------------        -------------         -------------

                                                       (      107,781)       (     408,421)        (   1,600,194)

Changes in non-working capital items                            7,323              355,432               298,586
                                                       --------------        -------------         -------------


                   NET CASH PROVIDED (REQUIRED)
                        BY OPERATING ACTIVITIES        (      100,458)       (      52,989)        (   1,301,608)
                                                        -------------         ------------          ------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                    0         (     100,747)
     Proceeds of disposal of investment                             0                    0                65,902
     Increase in software development costs                         0                    0         (     172,682)
     Acquisition of fixed assets
         and deferred expenses                         (          826)       (       8,536)        (     204,844)
                                                        -------------         ------------          ------------

                                NET CASH (USED)
                        BY INVESTING ACTIVITIES        (          826)       (       8,536)        (     412,371)
                                                        -------------         ------------          ------------

FINANCING ACTIVITIES
     Variation of advances from shareholders                  115,700        (       5,527)              251,832
     Net proceeds of issuance of shares                             0              100,500             1,451,360
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                       (       13,705)       (      19,444)        (     134,680)
                                                        -------------         ------------          ------------

                                NET CASH (USED)
                        BY FINANCING ACTIVITIES               101,995               75,529             1,703,192
                                                       --------------        -------------         -------------

                    INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                   711               14,004         (      10,787)

                      CASH AND CASH EQUIVALENTS
                         AT BEGINNING OF PERIOD        (       11,498)       (      42,556)                    0
                                                        -------------         ------------         -------------

                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD      $ (       10,787)     $ (      28,552)      $ (      10,787)
                                                        =============         ============          ============

                         CASH PAID FOR INTEREST      $          7,551      $         3,651       $        75,727


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                               ------------------
                                   (Unaudited)

         The unaudited consolidated financial statements for the quarter ended September 30, 2000, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's deficit for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form-10KSB for the year ended December 31, 1999.


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

         The Company has incurred operating losses since inception. At September 30, 2000, the subsidiary has an accumulated deficit of $1,923,913.

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

         Consolidation
         The consolidated financial statements for September 30, 2000 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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

                QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               Septembe 30, 2000
                               -----------------
                                  (Unaudited)


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

ITEM.2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

History and Purpose
Quantitative Methods Corporation ("QTTM" or the "Company") was incorporated under the laws of the State of Nevada on July 26th, 1990. The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "QTTM.OB".

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

Management is of the opinion that the Company's SLNS technology, while as yet untested in the marketplace, represents a viable business opportunity. The SLNS will enable the corporate or other users to ascertain if their systems contain unlicensed, unauthorized or other "rogue" software. Management believes that the market for this product is significant. Management is unaware of any other product currently available that addresses this need.

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

The Company hopes to finalize this acquisition in the final quarter of 2000, pending the approval and markings from the Canadian Standards Association (CSA) for the National Recognized Testing Laboratories (NRTL) certification for the solar units. SolarPro is the top-line and unique manufacturer using anodized extruded aluminum in the construction of high-end solar units that have minimal assembly requirements. The primary advantage of these units is the durable, high quality finish that extends the useful life of the product line for commercial use.

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

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $40,871 (CDN) and $125,747 (CDN) for the three months and nine months ended September 30, 2000, respectively, as compared to losses of $170,283
(CDN) and $429,382 (CDN) for the corresponding periods in 1999.

The decrease between years, for the third quarter, in general and corporate expenses is primarily due to expenses for consulting fees related to project management of $106,640 (CDN) and research and development costs of $24,456
(CDN).

The majority of the losses incurred by the Company during this quarter were the result of the on-going efforts of the Company's subsidiary Softguard in promoting its software security and document authentication programs. Management believes that by substantially reducing the corporate overhead costs the Company will be able to provide additional cash flow for the Company's growth phase.

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

                              QUANTITATIVE METHODS CORPORATION



Dated: November 20, 2000      By: s\ Helga Leuthe
                                  -----------------------------------
                                  HELGA LEUTHE, Secretary/Treasurer and Director Principal Financial Officer