Form 10KSB
period 2000-12-31
QUANTITATIVE METHODS CORP
filed 2001-04-17
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                -----------------

                         Commission File No.33-55254-42
                                   -----------

                        QUANTITATIVE METHODS CORPORATION
                 (Name of small business issuer in its charter)

           NEVADA                                       87-0485310
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7575 Trans-Canada Highway, Suite 500
St-Laurent (Quebec) Canada
H4T 1V6
(Address of principal executive offices, including postal code)

Issuer's telephone number, including area code:     (888) 713-2222
                                                    --------------

Securities registered under Section 12 (b) of the Exchange Act:         None

Securities registered under Section 12 (g) of the Exchange Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,893,750 USD, based on 4,450,000 shares and a bid price of $0.875 USD.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding as of March 31,2001
------------------------------------             -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                     10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS




General                                                                        1
Index                                                                          2

PART I
     Item 1.      Description of Business                                      3
     Item 2.      Description of Property                                      5
     Item 3.      Legal Proceedings                                            5
     Item 4.      Submission of Matters to a Vote of Security Holders          5

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters     5
     Item 6.      Management's Discussion and Analysis or Plan of Operation    6
     Item 7.      Financial Statements                                         7
     Item 8.      Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                          7

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control
                  Persons                                                      7
     Item 10.     Executive Compensation                                       8
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                   8
     Item 12.     Certain Relationships and Related Transactions               9
     Item 13.     Exhibits and Reports on Form 8-K                             9

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

In November 1995, the Company, in consideration of the issuance of 150,000 authorized but unissued shares, received $75,000 (USD) from Capital General Corporation. The $0.50 (USD) per share sales price was arbitrarily decided upon by both parties. After the completion of the stock purchase, Capital General became the holder of approximately 49.6% of the outstanding shares of the Company.

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

Reaching the final development stages of the system and core architecture, this work has primarily consisted of the creation of two products that fall under the following categories: A) Software License Notification Service ("SLNS"), and B) Quorum Document Authentication System ("Quorum").

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

Softguard incurred substantial research and development costs for the core architecture of the SLNS product prior to the January 1999 purchase. Softguard spent approximately $217,011 (CDN) over the past two fiscal years on research and development activities, of which $173,501 (CDN) are expenses borne directly by the Company after the reduction of investment tax credits. Currently, there are three individuals who are engaged in various capacities relating to administrative duties and to the development of the Softguard product.

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

The existing Softguard technology allows for the identification of document content on a number of different bases, including physical format, exact form, and original content before editing. The architecture underlying this identification is inherently extendible, employing patented techniques to adapt analysis to the nature of the content under consideration, in cooperation with a distributed Internet database. Further development is anticipated in the direction of content-type directed analysis and identification, for instance in matching documents with source material after re-encoding in formats such as MP3 or JPEG.

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

To meet the objectives of its business plan in the short-term and to invest in and ensure sustainable growth of a diversified portfolio the Company's main focus is to take advantage of potential business ventures that would provide a source of eventual profit to the Company.

During 1999, the Company entered into a verbal agreement to acquire 100% interest in Solar Pro Reg'd (Gestion Danpe Inc.) ("Solar Pro"), a Canadian-based solar technology equipment manufacturer and distributor. With this acquisition, the Company would receive manufacturing equipment, prototypes, inventory, accounts receivable and an established market presence in Canada and the United States. Gestion Danpe, Inc. was incorporated in March 1991 and has operated under the registered name of Solar Pro since August 1996.

In September 2000, Solar Pro relocated their manufacturing facilities to Richmond, (Quebec) Canada, where they will continue to expand operations and focus resources on product development, sales and distribution.

On February 15, 2001, Solar Pro received a Certificate of Compliance, under Certificate number 1143400, Project number 1143400 and Master Contract number 207583, from CSA International for their full canopy tanning beds (solar units). The products are now eligible to bear the CSA Mark with adjacent indicator "C" and "US". These markings signify that the product has been evaluated to the applicable CSA and ANSI/UL Standards, for use in Canada and the U.S. This includes products eligible to bear the NRTL indicator. NRTL, i.e. Nationally Recognized Testing Laboratory, is a designation granted by the U.S. Occupational Safety and Health Administration (OSHA) to laboratories which have been recognized to perform certification to U.S. Standards.

As a result of these recent developments, the Company hopes to finalize this acquisition in the second quarter of 2001. Solar Pro is a top-line manufacturer using anodized extruded aluminum in the construction of high- end solar units that have minimal assembly requirements. The primary advantage of these units is the durable, high quality finish that extends the useful life of the product line for commercial use.

Based on funding from QTTM, Solar Pro hopes to expand their manufacturing facilities in order to increase revenues and focus resources on product development, marketing and distribution.

ITEM 2. Description of Property.

QTTM's Softguard subsidiary owns various computer and office equipment, furnishings, etc., acquired at a cost not exceeding $200,000 USD. Softguard leases office space in St-Laurent (Quebec) Canada. At the present time, this location also serves as the principal executive offices of QTTM.

ITEM 3. Legal Proceedings.

During the period prior to December 31, 1997 there were legal proceedings against the previous officers and directors of Quantitative Methods Corporation. These matters have been fully reported in previous reports filed with the Securities and Exchange Commission.

Management does not feel that the legal problems of the former officers and directors of QTTM will have any adverse effect in the future. Current management has no past legal problems and intends to comply with all applicable laws.

There are no material legal proceedings pending against the Company.

Softguard has been involved in several minor legal proceedings during 2000 from past operations. This routine litigation occurred in the ordinary course of business and the majority of these claims have been settled and are incidental. Management believes that these claims will have no negative impact on the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ending December 31, 2000.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "QTTM". The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.001 par value, of which 10,300,000 shares were issued and outstanding as of March 31, 2001.

As of December 31, 1998 there was no public trading market for the Company's $.001 par value common stock nor was there an established trading market for the Company's stock prior to that date. The Company's common stock commenced trading on January 27, 1999. The aggregate market value of the stock held by non-affiliates on that date was $6,750,000.

The following table lists the high and low sales prices for the common stock of the Company during the two most recent fiscal years:
                                            High Sales       Low Sales
                                               Price           Price

         1999       First Quarter        $     1.875        $  0.00

                                            High Sales       Low Sales
                                               Price           Price

                    Second Quarter       $     3.50         $  0.75
                    Third Quarter              1.625           0.53125
                    Fourth Quarter             2.75            0.65625
         2000       First Quarter              6.00            1.625
                    Second Quarter             4.00            0.75
                    Third Quarter              3.50            0.25
                    Fourth Quarter             3.125           0.1875

As of December 31, 2000, the approximate number of holders of record of the common stock of the Company was 398.

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

Softguard no longer plans to have an outside firm complete the development activities and customize its products. As a result, Softguard has temporarily suspended all research and development pending further capital investments.

Marketing Plan
The Company intends to implement a cost-effective marketing strategy by developing a public relations campaign to take advantage of the opportunities that are being presented in the technology industry with emphasis on Internet-related businesses. The Company plans to prepare detailed marketing material, and intends to step-up its marketing activities in 2001 to solicit new business.

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $202,441 (CDN) for the fiscal year ended December 31, 2000 as compared to losses of $792,636 (CDN) for the year ended December 31, 1999.

The substantial decrease of $590,195 (CDN) in expenses between the two years was mainly attributable to a decrease in consulting fees of $376,342 (CDN) related to developing viable business operations in both financial and investor relations and of $135,235 (CDN) related to research and development costs.

The majority of the losses incurred by the Company were the result of the on-going efforts of the Company's subsidiary Softguard in promoting its software security and document authentication programs. Management believes that by substantially reducing the corporate overhead costs the Company will be able to continue its operations.

Liquidity and Capital Resources
The significant reduction in scientific research and experimental development grants has made a substantial contribution to the increase in losses. Softguard's eligibility status to qualify for these investment tax credits has changed because it is no longer a Canadian controlled corporation.

In addition, the reduction of research and development staff was a result of Softguard focusing efforts on seeking additional working capital to further the development of its products. The majority of the development of the SLNS and Quorum products was put on hold until more outside financing becomes available.

Conclusion
While management believes, although there can be no assurance, that the Company is sufficiently capitalized to continue operations for the next twelve months, management is currently seeking additional capital investment to fulfill research and development requirements which could have a material impact on short-term growth objectives.

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

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable
                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth information concerning the executive officers and directors of the Company, including their ages and positions with the Company during the year ended December 31, 2000.

On January 12, 1999, following the resignation of Ms. Nielson and Ms. Belliston, new directors and officers were appointed who will serve until the next annual meeting of the Company's stockholders.

                  Name                  Age      Position
                  ----                  ---      --------
                  Robert L. Seaman      59       President/Director
                  Helga Leuthe          41       Secretary/Treasurer/Director

Robert L. Seaman
Mr. Seaman, 59, has been President and Director of QTTM since January 12, 1999. For the past seven years Robert L. Seaman has been engaged in the private practice of law maintaining his office, at Suite 3200, 515 Madison Avenue, New York, N.Y. 10022. Mr. Seaman also serves as a director of United Energy Corporation of Secaucus, N.J.

Helga Leuthe
Ms. Leuthe, 41, has been Secretary/Treasurer and Director of QTTM since January 12, 1999. Over the past six years, Ms. Leuthe has served as Secretary/Treasurer and Director of Softguard. She is responsible for human resources, administration and internal operations at QTTM and Softguard. Previously, Ms. Leuthe held corporate positions in finance and accounting in industry, including information technology, publishing, tourism, pulp and paper and investments. Ms. Leuthe's educational background is in management and accounting. Ms. Leuthe is also an officer and director of Egret, Inc., a public company.

Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors. There are no family relationships among the directors or executive officers of QTTM.

ITEM 10. Executive Compensation.

During the year ended December 31, 2000 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of- pocket expenses, including travel expenses, if any, made on the Company's behalf on the investigation of business opportunities.

The Company will pay compensation to the officers and directors elected in 2001, if at all, at a rate yet to be determined by the board of directors.

ITEM 11. Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2000, information with respect to (a) any person (including any "group") who is known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities (b) security ownership by management (i) each of the officers and directors named in Item 9 above and, (ii) the officers and directors of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                             HOLDERS OF GREATER THAN 5% OF CLASS

                         Name and Address                           Amount of
Title of Class        of Beneficial Owner                   Beneficial Ownership               Percent of Class
--------------        -------------------                   --------------------               ----------------
Common Stock          Haven Trading Ltd.                            4,500,000                         43.70%
                      Sea Meadow House
                      Blackburne Highway
                      P.O. Box 116
                      Roadtown, Tortola BWI

Common Stock          Versa Capital Inc.                              550,000                          5.33%
                      Tradewinds Building
                      PO Box N-9645
                      Nassau, Bahamas

TOTAL OF ALL SHAREHOLDINGS
OF GREATER THAN 5%                                                  5,050,000                         49.03%
------------------


                      DIRECTORS AND OFFICERS

Common Stock          Robert L. Seaman                                400,000                          3.88%
                      515 Madison Avenue
                      Suite 3200
                      New York, N.Y. 10022
                      (Director and Officer)

Common Stock          Helga Leuthe                                    400,000                          3.88%
                      6200 Taschereau Blvd East
                      Suite 203
                      Brossard (Quebec) Canada J4W 3J8
                      (Director and Officer)

TOTAL SHAREHOLDINGS OF
DIRECTORS AND OFFICERS                                                800,000                          7.76%

----------------------

ITEM 12. Certain Relationships and Related Transactions.

As of March 31, 2001, no director, officer, nominee for election as a director, or associate of such director, officer or nominee is, or was, in debt to the Company or engaged in any other transactions with the Company.

ITEM 13. Exhibits and Reports on Form 8-K.

Documents filed as part of the report:

1) The financial statements filed for the fiscal period ended December 31, 2000 as part of this report are listed separately in the Index to Financial Statements.

2)       Reports on Form 8-K:

         a) There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2000.

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

                              QUANTITATIVE METHODS CORPORATION



Dated: April 16, 2001         By:/s/  Robert L. Seaman
                                  -------------------------------------------
                                    ROBERT L. SEAMAN, President and Director



Dated: April 16, 2001         By:/s/  Helga Leuthe
                                  -------------------------------------------
                                  HELGA LEUTHE, Secretary/Treasurer and Director Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: April 16, 2001        By:/s/ Robert L. Seaman
                                 -------------------------------------------
                                 ROBERT L. SEAMAN, President and Director



Dated: April 16, 2001        By:/s/ Helga Leuthe
                                 -------------------------------------------
                                 HELGA LEUTHE, Secretary/Treasurer and Director

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Index                                                                      F-1

Independent Auditor's Report                                               F-2

Consolidated Financial Statements:

     1)  Balance Sheet - December 31, 2000                                 F-3

     2)  Statements of Operations
         Fiscal Years ended December 31, 2000 and 1999,
         and from Date of Inception to December 31, 2000                   F-4

     3)  Statements of Cash Flows Fiscal Years ended  December 31, 2000
         and 1999, and from Date of Inception to December 31, 2000         F-5

     4)  Statements of Changes in Stockholders' Equity (Deficit) Fiscal
         Years  ended  December  31,  2000 and  1999,  and from Date of
         Inception to December 31, 2000                                    F-6

Notes to Consolidated Financial Statements                                 F-7

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Quantitative Methods Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Quantitative Methods Corporation (a Nevada Corporation) (a development stage company) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999, and for the period from July 26, 1990 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantitative Methods Corporation (a development stage company) and subsidiary as of December 31, 2000, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 2000 and 1999, and for the period of July 26, 1990 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $2,427,194 at December 31, 2000 and has no revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                       /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
April 12, 2001


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                          E-mail: smithco@dotplanet.com
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants
                                       F-2

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                         (expressed in Canadian dollars)

                                                                    December 31,
                                                                        2000
                                                                  ----------------
ASSETS
     CURRENT ASSETS
         Accounts receivable                                      $          8,457
         Income tax recoverable                                             94,307
         Prepaid expenses                                                        0
                                                                  ----------------

                           TOTAL CURRENT ASSETS                            102,764

PLANT & EQUIPMENT (Note 3)                                                  37,554
                                                                  ----------------

OTHER ASSETS
     Patents and trademarks (Note 4)                                        18,820
                                                                  ----------------
                                                                            18,820

TOTAL ASSETS                                                      $        159,138
                                                                  ================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                           $          1,446
         Bank loan (Note 8)                                                 16,747
         Accounts payable and accrued expenses                             455,489
         Payable - shareholders (Note 9)                                   261,103
         Current portion of long-term debt                                       0
                                                                  ----------------

                           TOTAL CURRENT LIABILITIES                       734-785

STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475
     Additional paid-in capital                                          1,836,072
     Deficit accumulated during the
         development stage                                      (        2,427,194)
                                                                 ----------------

                              TOTAL STOCKHOLDERS' (DEFICIT)     (          575,647)
                                                                 ----------------
                                                                  $        159,138
                                                                  ================


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)




                                                   Year Ended           Year Ended          Date of Inception
                                                  December 31,         December 31,          to December 31,
                                                      2000                 1999                   2000
                                                 ---------------     -----------------       ---------------
SALES                                            $             0     $               0       $             0
                                                 ---------------     -----------------       ---------------
General and Administrative expenses
     Professional fees                                    12,610                42,203               151,351
     Consulting                                           44,343               420,685               744,034
     Salaries and fringe benefits                         26,025                61,418               370,641
     Rent                                                 15,827                24,680               117,482
     Traveling and business promotion                     14,252                16,154               114,168
     Office expenses                                       5,049                 8,206                48,876
     Research and development                             19,133               154,368               323,074
     Telephone and communication                           8,071                 8,656                99,678
     Car expenses                                              0                     0                18,235
     Insurance, taxes and licenses                        22,451                 6,952                46,137
     Interest and bank charges                             2,279                 5,042                23,471
     Interest on bank loan                                 8,449                13,741                76,624
     Loss on disposal of investment                            0                     0                34,845
     Depreciation of fixed assets                         14,196                18,342               108,131
     Depreciation of deferred expenses                     9,756                12,189                40,447
                                                 ---------------     -----------------       ---------------

Total general and administrative expenses                202,441               792,636             2,317,194
                                                 ---------------     -----------------       ---------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES    (        202,441)   (          792,636)     (      2,317,194)
                                                 ---------------     -----------------       ---------------

                               INCOME TAXES                    0                     0                     0
                                                 ---------------     -----------------       ---------------

                          NET INCOME (LOSS)    $(        202,441)  $(          792,636)     $(     2,317,197)
                                                 ===============     =================       ===============

Net income(loss) per weighted
     average shaer                             $(            .02)  $(              .08)
                                                 ===============     =================

Weghted average number of common
     shares used to compute net income
     (loss) per weighted average share                10,300,000             9,581,233
                                                 ===============     =================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)



                                                   Year Ended           Year Ended          Date of Inception
                                                  December 31,          December 31,         to December 31,
                                                      2000                  1999                  2000
                                                 ---------------       ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                              $ (      202,441)     $ (      792,636)     $ (    2,317,194)
Items not requiring cash outlays:
     Loss on disposal of investment                             0                     0                34,845

     Stock issued for services                                  0               290,190               290,190
     Depreciation of fixed assets
         and deferred costs                                23,952                30,531               148,578
     Investment tax credit adjustment                      21,554                     0                21,554
     Decrease in value of software
         development costs                                      0                     0               172,682
                                                 ---------------       ---------------       ---------------

                                                  (      156,935)     (         504,023)    (       1,649,345)

changes in non-working capital items                      56,655                504,023               347,915
                                                 ---------------       ---------------       ---------------

               NET CASH PROVIDED (REQUIRED)
                   BY OPERATING ACTIVITIES      (        100,280)               32,108      (       1,301,430)
                                                 ---------------       ---------------       ---------------

INVESTING ACTIVITIES
     Acquisiton of investment                                  0                     0      (         100,747)
     Proceeds of disposal of investment                        0                     0                 65,902
     Increase in software development costs                    0                     0      (         172,682)
     Acuqisition of fixed assets
          and deferred expenses                 (            934)     (          2,899)     (         204,952)
                                                 ---------------       ---------------       ---------------

                           NET CASH (USED)
                   BY INVESTING ACTIVITIES      (            934)     (          2,899)     (         412,479)
                                                 ---------------       ---------------       ---------------

FINANCING ACTIVITIES
     Variation of advances from
          sharesholders                                 124,971                  2,526              261,103
     Net proceeds of issuance of shares                       0                      0            1,451,360
     Addition to long-term deft                               0                      0              134,680
     Repayment of long-term debt                (        13,705)      (        19,628)      (       134,680)
                                                 ---------------       ---------------       ---------------

                 NET CASH PROVIDED (USED)
                 BY FINANCING ACTIVITIES                111,266       (        17,102)             1,712,463
                                                 ---------------       ---------------       ---------------

            INCREASE (DECREASE) IN CASH
                   AND CASH EQUIVALENTS                  10,052                12,107       (          1,446)

              CASH AND CASH EQUIVALENTS
                   AT BEGINNING OF YEAR          (       11,498)      (        23,605)                     0
                                                 ---------------       ---------------       ---------------

              CASH AND CASH EQUIVALENTS
                         AT END OF YEAR        $(         1,446)     $(        11,498)     $(          1,446)
                                                 ===============       ===============       ===============

                 CASH PAID FOR INTEREST        $          8,449      $         13,741      $          76,625


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (expressed in Canadian Dollars)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                     Additional              During
                                                      Common Stock                     Paid-in             Development
                                            Shares          $       Amount             Capital                Stage
                                        -------------        --------------         -------------         -------------
Balance at 06/23/95
   (Date of inception)                              0       $             0        $            0         $           0
   Issuance of common
     stock at $1.00 per
     share at 07/27/95                              1                     1                     0                     0
   Issuance of common
     stock at $1.00 per
     share at 11/01/95                            999                   999                     0                     0
   Additional paid-in capital
     at 06/30/96                                    0                     0               440,000                     0

   Net loss for period                                                                                    (      268,329)
                                        -------------         -------------         -------------          -------------
Balance at 06/30/96                             1,000                 1,000               440,000         (      268,329)

   Net loss for period                                                                                    (      463,423)
                                        -------------         -------------         -------------          -------------
Balance at 06/30/97                             1,000                 1,000               440,000         (      731,752)

   Net loss for period                                                                                    (      214,859)
                                        -------------         -------------         -------------          -------------
Balance at 12/31/97                             1,000                 1,000               440,000         (      946,611)

   Issuance of common
     stock - stock split
     at 06/30/98 and
     additional paid-in capital               999,000                     0               845,897                      0
   Issuance of common
     stock at $.02 per
     share at 12/31/98 and
     additional paid-in capital             6,650,000                 6,650               157,813                      0

   Net loss for period                                                                                    (      375,509)
                                        -------------         -------------         -------------          -------------
Balance at 12/31/98                         7,650,000                 7,650             1,443,710         (    1,322,120)

   Amount transferred to deficit                                                                          (      109,997)
   Re-capitalization on 01/09/99            1,150,000                 5,654               104,343                     0
   Issuance of common
     Stock at $.001 per
     Share for services at 01/16/99           500,000                   724                     0                     0
   Issuance of common
     Stock at $.29 per
     Share for services at 09/01/99         1,000,000                 1,447               288,019                     0

   Net loss for period                                                                                    (     792,636)
                                        -------------         -------------         -------------          ------------

Balance at 12/31/99                        10,300,000                15,475             1,836,072         (   2,224,753)

   Net loss for period                                                                                    (     202,441)
                                        -------------         -------------         -------------          ------------

Balance at 12/31/00                        10,300,000       $        15,475       $     1,836,072       $ (   2,427,194)
                                        =============         =============         =============          ============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1:           INCORPORATION AND NATURE OF BUSINESS

         Quantitative Methods Corporation ("QTTM"), a development stage enterprise, was incorporated under the laws of the State of Nevada on July 26, 1990. The Company acquired 100% ownership of Softguard Enterprises, Inc., incorporated on June 23, 1995, to engage in the technical product research and development and commercialization of the "SLNS" and "QUORUM" products for use in the field of information systems management and security. Softguard is a development stage enterprise and has had no revenues to date.

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

         For accounting purposes, the transaction is treated as an issuance of shares by Softguard Enterprises Inc. for the net monetary assets of the Company (nil at January 9, 1999), accompanied by a re-capitalization.

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

         Consolidation
         The consolidated financial statements for December 31, 2000 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

         Softguard is currently  the main line of business for the Company.  All
         significant   inter-company   transactions   have  been  eliminated  in
         consolidation.

         Accounting Method
         The Company recognizes income and expenses based on the accrual method of accounting.

         Cash and Cash Equivalents
         For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends.

         Earnings (Loss) Per Share
         Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each period.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999

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

         Use of Estimates
         The financial statements have been prepared in conformity with generally accepted accounting principles, and, as such, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates.

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

         Credit Risk
         The Company's exposure to credit risk is minimal.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999

         Interest Rate Risk
         The subsidiary is not exposed to interest rate risk on the bank loan because the rate of interest is a fixed preferential rate. Changes in the interest rate would therefore not have a significant effect on the net loss, deficit or financial position of the Company.

         Translation of Foreign Currencies
         Monetary assets and liabilities are translated at the year-end exchange rate. Any gain or loss due to exchange fluctuation is charged to the statement of loss.

NOTE 3:           FIXED ASSETS

                                                                             December 31,
                                                          Accumulated             2000
                                         Cost            Depreciation          Net Value
                                    ---------------    ----------------    ---------------
         Computer equipment         $      114,036     $         87,410    $        26,626
         Computer programs                   9,917                7,358              2,559
         Furniture and fixtures              7,196                4,815              2,381
         Office equipment                   14,536                8,548              5,988
                                    ---------------    ----------------    ---------------
                                    $      145,685     $        108,131    $        37,554
                                    ==============     ================    ===============

NOTE 4:           DEFERRED EXPENSES

                                                                             December 31,
                                                          Accumulated             2000
                                         Cost            Amortization          Net Value
                                    ---------------    ----------------    ---------------
         Patent and Trademark       $        48,780    $         29,960    $        18,820
                                    ---------------    ----------------    ---------------
                                    $        48,780    $         29,960    $        18,820
                                    ===============    ================    ===============

NOTE 5:           INCOME TAX

         The subsidiary has accumulated losses for income tax purposes from which the tax benefit is not recorded in the financial statements totaling approximately $3,509,078. The Company has also accumulated scientific research and experimental development expenditures available to reduce income taxes in future years totaling approximately $220,911 at Federal level and $537,825 at Provincial level. The Company recognized a deferred tax asset of $122,707 related to these items. In addition, the Company created a valuation allowance of $122,707 to bring down its value to $0. The undeducted research and development expenses can be carried forward indefinitely. The non-capital loss can be deducted from future years' taxable income and expires as follows:

                                   Tax Loss
                              ------------------
                       Federal                   Provincial
                 ------------------           -----------------

         2003    $          259,594             $       259,594
         2004               491,949                     491,949
         2005               215,730                     215,730
         2006               132,217                     132,217
         2007               485,158                     485,158
         2008               169,891                     169,891
                   ----------------               -------------
                 $        1,754,539             $     1,754,539
                   ================               =============

The Company had a loss of $10,996 for 1999 which expires in 2020.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999

NOTE 6:           CONTINGENCY

         The subsidiary, Softguard, has continued to be involved in several minor legal proceedings during 2000 from past operations. This routine litigation occurred in the normal course of business and the majority of these claims have been settled and are incidental. Management believes that the resolution of the litigation in which Softguard is involved will not have a material adverse effect on the financial condition or results of operations of the Company.

         In August 2000, AGTI, a project management-consulting firm who supplied services to Softguard, received a judgement against Softguard in a legal proceeding over outstanding balances. No action has been taken against Softguard as a result of this judgement.

         In February 2001, rather than going through a lengthy court procedure, Softguard and IEG agreed to an out of court settlement whereby Softguard would reimburse IEG an amount of $28,000.00 (CDN).


NOTE 7:           COMPARATIVE FIGURES

         Certain   comparative   figures  of  the  preceding   years  have  been
         reclassified in order to conform to the basis of presentation of the financial statement adopted for the current year.

NOTE 8:           BANK LOAN

         At December 31, 2000, the Company owes $16,747 on a revolving line of credit that bears interest at 7.5%.

NOTE 9:           PAYABLE - SHAREHOLDERS

         At December 31, 2000, the Company owes $261,103 to two shareholders. The amounts are non-interest bearing and the shareholders expect repayment as soon as the Company has sufficient funds to do so.

NOTE 10:          GOING CONCERN

         The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2000 the Company has an accumulated deficit of $2,427,194.

         At December 31, 2000, current liabilities exceeded current assets by $632,021. In view of these matters, the Company's continued existence is dependent upon its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management's goals are to increase revenues and shareholder value through acquisitions of business opportunities in the technology sector. QTTM's management believes that actions presently being taken to obtain additional capital investments through private placement or other financing will provide the opportunity to continue as a going concern.