Form 10QSB
period 2001-03-31
QUANTITATIVE METHODS CORP
filed 2001-05-21
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------



                         Commission File No.33-55254-42
                                            -----------

                        QUANTITATIVE METHODS CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                      87-0485310
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)

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

            Class                              Outstanding as of March 31, 2001
------------------------------------           --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                     10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                           FORM 10-QSB/MARCH 31, 2001

                                TABLE OF CONTENTS


General
Index


PART I


Item 1. -  Consolidated Financial Statements:

    Balance Sheets -
     March 31, 2001 (Unaudited) and December 31, 2000 (Audited)            3

     Statements of Operations - (Unaudited)
         Three Months ended March 31, 2001 and 2000
             and from Date of Inception to March 31, 2001                  4

     Statements of Cash Flows - (Unaudited) Three Months ended March
         31, 2001 and 2000
             and from Date of Inception to March 31, 2001                  5

     Notes to Consolidated Financial Statements                            6

Item 2. - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)


                                                                      March 31,               December 31,
                                                                        2001                      2000
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
   CURRENT ASSETS
     Accounts receivable                                          $          8,531           $         8,457
     Income tax recoverable                                                 28,690                    94,307
     Prepaid expenses                                                          158                         0
                                                                  ----------------           ---------------

                                      TOTAL CURRENT ASSETS                  37,379                   102,764

PLANT & EQUIPMENT                                                           34,007                    37,554
                                                                  ----------------           ---------------

OTHER ASSETS
   Patents and trademarks                                                   16,380                    18,820
                                                                  ----------------           ---------------

                                              TOTAL ASSETS        $         87,766           $       159,138
                                                                  ================           ===============

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Cash overdraft                                               $          2,163           $         1,446
     Bank loan                                                              16,747                    16,747
     Accounts payable and accrued expenses                                 397,828                   455,489
     Payable - shareholders                                                254,153                   261,103
                                                                  ----------------           ---------------

                                 TOTAL CURRENT LIABILITIES                 670,891                   734,785

STOCKHOLDERS' (DEFICIT)
   Common Stock $.001 par value:
     Authorized - 25,000,000 shares
       Issued and outstanding 10,300,000 shares                             15,475                    15,475
   Additional paid-in capital                                            1,836,072                 1,836,072
   Deficit accumulated during the development stage                     (2,434,672)               (2,427,194)
                                                                  ----------------           ---------------

                             TOTAL STOCKHOLDERS' (DEFICIT)                (583,125)                 (575,647)
                                                                  ----------------           ---------------

                                                                  $         87,766           $       159,138
                                                                  ================           ===============


See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                               Three Months Ended               Date of Inception
                                                                    March 31,                      to March 31,
                                                           2001                  2000                  2001
                                                     ----------------      ---------------       ---------------
SALES                                                $              0      $             0       $             0
                                                     ----------------      ---------------       ---------------

General Administrative expenses
   Professional fees                                                0                2,832               151,351
   Consulting                                                       0                    0               744,034
   Salaries and fringe benefits                                     0               11,597               370,641
   Rent                                                             0                5,987               117,482
   Traveling and business promotion                                 0                1,252               114,167
   Office expenses                                              2,062                  572                50,944
   Research and development                                         0               15,801               344,627
   Telephone and communication                                    439                  972               100,117
   Car expenses                                                     0                    0                18,235
   Insurance, taxes and licenses                                    0                  488                24,583
   Interest and bank charges                                      339                  503                23,809
   Interest on bank loan                                       (1,349)               5,449                75,276
   Loss on disposal of investment                                   0                    0                34,845
   Depreciation of fixed assets                                 3,547                3,550               111,678
   Depreciation of deferred expenses                            2,439                2,439                42,886
                                                     ----------------      ---------------       ---------------

Total general and administrative expenses                       7,477               51,442             2,324,675
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES                   (7,477)             (51,442)           (2,324,675)
                                                     ----------------      ---------------       ---------------

                                INCOME TAXES                        0                    0                     0
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)         $         (7,477)     $       (51,442)      $    (2,324,675)
                                                     ================      ===============       ===============

BASIC AND DILUTED LOSS
   PER SHARE
Net (loss) per weighted average share                $           (.00)     $          (.00)
                                                     ================      ===============

Weighted average number of common
   shares used to compute net (loss)
   per weighted average share                              10,300,000           10,300,000
                                                     ================      ===============



See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                               Three Months Ended              Date of Inception
                                                                    March 31,                     to March 31,
                                                           2001                  2000                 2001
                                                     ----------------      ---------------     -----------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $         (7,477)     $       (51,442)    $      (2,324,675)
Items not requiring cash outlays:
   Loss on disposal of investment                                   0                    0                34,845
   Stock issued for services                                        0                    0               290,190
   Depreciation of fixed assets and
     deferred costs                                             5,985                5,989               154,564
   Investment tax credit adjustment                                 0                    0                21,554
   Decrease in value of software
     development costs                                              0                    0               172,682
                                                     ----------------      ---------------     -----------------
                                                               (1,492)             (45,453)           (1,650,840)
Changes in non-working capital items                            7,725               18,329               355,643
                                                     ----------------      ---------------     -----------------

                   NET CASH PROVIDED (REQUIRED)
                        BY OPERATING ACTIVITIES                 6,233              (27,124)           (1,295,197)
                                                     ----------------      ---------------     -----------------

INVESTING ACTIVITIES
   Acquisition of investment                                        0                    0              (100,747)
   Proceeds of disposal of investment                               0                    0                65,902
   Increase in software development costs                           0                    0              (172,682)
   Acquisition of fixed assets
     and deferred expenses                                          0                    0              (204,952)
                                                     ----------------      ---------------     -----------------

                                NET CASH (USED)
                        BY INVESTING ACTIVITIES                     0                    0              (412,479)
                                                     ----------------      ---------------     -----------------

FINANCING ACTIVITIES
   Variation of advances from a shareholder                    (6,950)              19,420               254,153
   Net proceeds of issuance of shares                               0                    0             1,451,360
   Addition to long-term debt                                       0                    0               134,680
   Repayment of long-term debt                                      0              (13,705)             (134,680)
                                                     ----------------      ---------------     -----------------

                       NET CASH PROVIDED (USED)
                        BY FINANCING ACTIVITIES                (6,950)               5,715             1,705,513
                                                     ----------------      ---------------     -----------------

                    INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                  (717)             (21,409)               (2,163)

                      Cash and cash equivalents
                         at beginning of period                (1,446)             (11,498)                    0
                                                     ----------------      ---------------     -----------------

                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD      $         (2,163)     $       (32,907)    $          (2,163)
                                                     ================      ===============     =================

                         CASH PAID FOR INTEREST      $         (1,349)     $         5,449     $          75,276


See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


The unaudited consolidated financial statements for the quarter ended March 31, 2001, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's deficit for the quarter then ended, in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form-10KSB for the year ended December 31, 2000.

NOTE 1:  INCORPORATION AND NATURE OF BUSINESS

         Quantitative Methods Corporation, a development stage enterprise, was incorporated under the laws of the State of Nevada on July 26, 1990. The Company acquired 100% ownership of Softguard Enterprises, Inc.,a software development company. Softguard was incorporated in June 23, 1995, to engage in the technical product research and development and commercialization of the "SLNS" and "QUORUM" products for use in the field of information systems management and security. Softguard is a development stage enterprise and has had no revenues to date.

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

         The Company has incurred operating losses since inception. At March 31, 2001, the subsidiary has an accumulated deficit of $2,004,927.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2001



NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Accounting Method
         The Company recognizes income and expenses based on the accrual method of accounting.

         Consolidation
         The consolidated financial statements for March 31, 2001 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2001


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

ITEM. 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations

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

As a result of these recent developments, the Company hopes to finalize this acquisition in the second quarter of 2001. Solar Pro is a top-line manufacturer using anodized extruded aluminum in the construction of high-end solar units that have minimal assembly requirements. The primary advantage of these units is the durable, high quality finish that extends the useful life of the product line for commercial use.

Based on funding from QTTM, Solar Pro hopes to expand their manufacturing facilities in order to increase revenues and focus resources on product development, marketing and distribution.

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $7,477 (CDN) for the quarter ended March 31, 2001 ("the first quarter"), as compared to a loss of $51,442 (CDN) for the same period in 2000, which represents a decrease of $43,965 (CDN). The decrease in expenses between the two periods, for the first quarter, was mainly attributable to the temporary cutback in salaries and research and development costs.

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

Marketing Plan
Management is of the opinion that the Company's SLNS technology, while as yet untested in the marketplace, represents a viable business opportunity. The SLNS will enable the corporate or other users to ascertain if their systems contain unlicensed, unauthorized or other "rogue" software. Management believes that the market for this product is significant. Management is unaware of any other product currently available that addresses this need.

The Company intends to implement a cost-effective marketing strategy by developing a public relations campaign to take advantage of the opportunities that are being presented in the technology industry with emphasis on Internet-related businesses. The Company plans to prepare detailed marketing material, and intends to step-up its marketing activities in 2001 to solicit new business.

Liquidity and Capital Resources
The significant reduction in scientific research and experimental development grants has created a substantial decrease in providing cash flow for the subsidiary. Softguard's eligibility status to qualify for these investment tax credits has changed because it is no longer a Canadian controlled corporation.

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

                           QUANTITATIVE METHODS CORPORATION


Dated: May 21, 2001        By: s\ Robert L. Seaman
                               -------------------------------------
                           ROBERT L. SEAMAN, President and Director