Form 10QSB
period 2001-06-30
QUANTITATIVE METHODS CORP
filed 2001-08-14
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------



                         Commission File No.33-55254-42
                                            -----------

                        QUANTITATIVE METHODS CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                   87-0485310
-------------------------------                   ------------------
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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                              Outstanding as of June 30, 2001
-----------------------------------              -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                     10,300,000 SHARES
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                            FORM 10-QSB/JUNE 30, 2001

                                TABLE OF CONTENTS




General
Index


PART I


     Item 1. -  Consolidated Financial Statements:

                  Balance Sheets -
                      June 30, 2001 (Unaudited) and December 31, 2000 (Audited)

                  Statements of Operations - (Unaudited) Three Months ended June
                      30, 2001 and 2000 Six Months ended June 30, 2001 and 2000
                         and from Date of Inception to June 30, 2001

                  Statements of Cash Flows - (Unaudited) Six Months ended June
                      30, 2001 and 2000
                         and from Date of Inception to June 30, 2001

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      June 30,                December 31,
                                                                        2001                      2000
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Accounts receivable                                      $          9,707           $         8,457
         Income tax recoverable                                             28,690                    94,307
         Prepaid expenses                                                      151                         0
                                                                     -------------             -------------

                           TOTAL CURRENT ASSETS                             38,548                   102,764

PLANT & EQUIPMENT                                                           30,460                    37,554
                                                                     -------------             -------------

OTHER ASSETS
     Patents and trademarks                                                 13,942                    18,820
                                                                     -------------             -------------


TOTAL ASSETS                                                      $         82,950           $       159,138
                                                                     =============             =============

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                           $          7,081           $         1,446
         Bank loan                                                          16,748                    16,747
         Accounts payable and accrued expenses                             412,347                   455,489
         Payable - shareholders                                            259,750                   261,103
                                                                     -------------             -------------

                      TOTAL CURRENT LIABILITIES                            695,926                   734,785

STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475                    15,475
     Additional paid-in capital                                          1,836,072                 1,836,072
     Deficit accumulated during the
         development stage                                         (     2,464,523)          (     2,427,194)
                                                                    --------------            --------------


         TOTAL STOCKHOLDERS' (DEFICIT)                             (       612,976)          (       575,647)
                                                                    --------------           ---------------

                                                                  $         82,950           $       159,138
                                                                     =============             =============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                               Three Months Ended                   Six Months Ended        Date of Inception
                                                    June 30,                            June 30,                  to June
                                              2001             2000              2001             2000              2001
                                          -----------       -----------      -----------       -------          -----------
SALES                                   $           0     $           0    $           0     $           0    $           0
                                          -----------       -----------      -----------       -----------      -----------

General and Administrative expenses
     Professional fees                         16,233       (     1,753)          16,233             1,079          167,583
     Consulting                                     0                 0                0                 0          744,034
     Salaries and fringe benefits                   0            11,518                0            23,116          370,641
     Rent                                         370             5,917              370            11,905          117,852
     Traveling and business promotion           5,984               173            5,984             1,425          120,151
     Office expenses                      (       785)              644            1,277             1,213           50,159
     Research and development                       0             7,486                0            23,287          344,627
     Telephone and communication                1,779               850            2,219             1,822          101,897
     Car expenses                                   0                 0                0                 0           18,235
     Insurance, taxes and licenses                  0               409                0               897           24,583
     Interest and bank charges                    165               457              504               961           23,975
     Interest on bank loan                        119             1,743      (     1,230)            7,192           75,395
     Loss on disposal of investment                 0                 0                0                 0           34,845
     Depreciation of fixed assets               3,547             3,550            7,094             7,100          115,225
     Depreciation of deferred expenses          2,439             2,439            4,878             4,878           45,325
                                          -----------       -----------      -----------       -----------      -----------
administrative expenses
Total general and                              29,851            33,433           37,329            84,875        2,354,527
                                          -----------       -----------      -----------       -----------      -----------

                     NET INCOME (LOSS)
                   BEFORE INCOME TAXES    (    29,851)      (    33,433)     (    37,329)      (    84,875)     ( 2,354,527)
                                           -----------       -----------      -----------       -----------      -----------

                          INCOME TAXES              0                 0                0                 0                0
                                          -----------       -----------      -----------       -----------      -----------

                     NET INCOME (LOSS)  $ (    29,851)    $ (    33,433)   $ (    37,329)    $ (    84,875)   $ ( 2,354,527)
                                           ===========       ===========      ===========       ===========      ============

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted
     average share                      $ (      .00)     $ (      .00)    $ (      .00)     $ (      .00)
                                           ==========        ==========       ==========        ==========
Weighted average number of common
     shares used to compute net (loss)
     per weighted average share           10,300,000        10,300,000       10,300,000        10,300,000
                                          ==========        ==========       ==========        ==========


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                Six Months Ended                Date of Inception
                                                                    June 30,                        to June 30,
                                                           2001                  2000                  2001
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $ (       37,329)     $ (      84,875)     $ (    2,354,527)
Items not requiring cash outlays:
     Loss on disposal of investment                                 0                    0                34,845
     Stock issued for services                                      0                    0               290,190
     Depreciation of fixed assets
         and deferred costs                                    11,972               11,978               160,550
     Investment tax credit adjustment                               0                    0                21,554
     Decrease in value of software
         development costs                                          0                    0               172,682
                                                       --------------        -------------         -------------

                                                       (       25,357)       (      72,897)       (    1,674,706)

Changes in non-working capital items                           21,075        (       2,008)              368,994
                                                       --------------         -------------        -------------

                NET CASH PROVIDED (REQUIRED)
                     BY OPERATING ACTIVITIES           (        4,282)       (      74,905)       (    1,305,712)
                                                        -------------         -------------         -------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                    0         (     100,747)
     Proceeds of disposal of investment                             0                    0                65,902
     Increase in software development costs                         0                    0         (     172,682)
     Acquisition of fixed assets
         and deferred expenses                                      0                    0         (     204,952)
                                                       --------------        -------------          -------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                        0                    0         (     412,479)
                                                       --------------        -------------          -------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder          (        1,353)               86,253              259,750
     Net proceeds of issuance of shares                             0                     0            1,451,360
     Addition to long-term debt                                     0                     0              134,680
     Repayment of long-term debt                                    0        (       13,705)       (     134,680)
                                                       --------------         -------------         -------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES           (        1,353)              72,548             1,711,110
                                                        -------------        -------------         -------------

         INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS           (        5,635)       (       2,357)        (       7,081)

         CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD           (        1,446)       (      11,498)                    0
                                                        -------------         -------------        -------------

         CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $ (        7,081)     $ (      13,855)      $ (       7,081)
                                                        =============         =============         =============

         CASH PAID FOR INTEREST                      $ (        1,230)     $         1,041       $        75,276


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

The unaudited consolidated financial statements for the quarter ended June 30, 2001, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form- 10KSB for the year ended December 31, 2000.


NOTE 1:       INCORPORATION AND NATURE OF BUSINESS

         Quantitative Methods Corporation, a development stage enterprise, was incorporated under the laws of the State of Nevada on July 26, 1990. The Company acquired 100% ownership of Softguard Enterprises, Inc., a software development company. Softguard was incorporated in June 23, 1995, to engage in the technical product research and development and commercialization of the "SLNS" and "QUORUM" products for use in the field of information systems management and security. Softguard is a development stage enterprise and has had no revenues to date.

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

         The Company has incurred operating losses since inception. At June 30, 2001, the subsidiary has an accumulated deficit of $2,019,363.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2001

NOTE 3:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Accounting Method
         The Company recognizes income and expenses based on the accrual method of accounting.

         Consolidation
         The consolidated financial statements for June 30, 2001 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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

         The carrying value of the property and equipment is evaluated whenever significant events or changes occur that might indicate an impairment through comparison of the carrying value to the net recoverable amount.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2001

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

On February 15, 2001, Solar Pro received a Certificate of Compliance, under Certificate number 1143400, Project number 1143400 and Master Contract number 207583, from CSA International for their full canopy tanning beds (solar units). The products are now eligible to bear the CSA Mark with adjacent indicator "C" and "US". These markings signify that the product has been evaluated to the applicable CSA and ANSI/UL Standards, for use in Canada and the U.S. This includes products eligible to bear the NRTL indicator. NRTL, i.e. Nationally Recognized Testing Laboratory, is a designation granted by the U.S. Occupational Safety and Health Administration (OSHA) to laboratories, which have been recognized to perform certification to U.S. Standards.

As a result of these recent developments, the Company hopes to finalize this acquisition in the year 2001. Solar Pro is a top-line manufacturer using anodized extruded aluminum in the construction of high-end solar units that have minimal assembly requirements. The primary advantage of these units is the durable, high quality finish that extends the useful life of the product line for commercial use.

Based on funding from QTTM, Solar Pro hopes to expand their manufacturing facilities in order to increase revenues and focus resources on product development, marketing and distribution.

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $29,851 (CDN) and $37,329 (CDN) for the three months and six months ended June 30, 2001, respectively, as compared to losses of $33,433 (CDN) and $84,875 for the corresponding periods in 2000. The decrease of $47,546 (CDN) in general and administrative expenses between the two years is mainly attributable to the temporary cutback in salaries and research and development costs.

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


                                         QUANTITATIVE METHODS CORPORATION



Dated:   August 9, 2001                By: s\ Robert L. Seaman
                                           -------------------
                                       ROBERT L. SEAMAN, President and Director