Form 10QSB
period 2001-09-30
QUANTITATIVE METHODS CORP
filed 2001-11-14
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------



                         Commission File No.33-55254-42
                                            -----------

                        QUANTITATIVE METHODS CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                 87-0485310
--------------------------------                ------------------
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)               Identification No.)

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

            Class                           Outstanding as of September 30, 2001
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   10,300,000 SHARES
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                         QUANTITATIVE METHODS CORPORATION

                                          FORM 10-QSB/SEPTEMBER 30, 2001

                                TABLE OF CONTENTS




General
Index


PART I


Item 1. - Consolidated Financial Statements:

     Balance Sheets -
         September 30, 2001 (Unaudited) and December 31, 2000 (Audited)

     Statements of Operations - (Unaudited) Three Months ended
         September 30, 2001 and 2000 Nine Months ended September
         30, 2001 and 2000
            and from Date of Inception to September 30, 2001

     Statements of Cash Flows - (Unaudited) Nine Months ended
         September 30, 2001 and 2000
            and from Date of Inception to September 30, 2001

     Notes to Consolidated Financial Statements


Item 2. -  Management's Discussion and Analysis of
           Financial  Condition  and Results of Operations                     4

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                    September 30,             December 31,
                                                                        2001                      2000
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Accounts receivable                                      $         10,496           $         8,457
         Income tax recoverable                                             28,690                    94,307
         Prepaid expenses                                                      158                         0
                                                                  ----------------           ---------------

                           TOTAL CURRENT ASSETS                             39,344                   102,764

PLANT & EQUIPMENT                                                           26,914                    37,554
                                                                  ----------------           ---------------

OTHER ASSETS
     Patents and trademarks                                                 11,550                    18,820
                                                                  ----------------           ---------------


TOTAL ASSETS                                                      $         77,808           $       159,138
                                                                  ================           ===============

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                           $          2,160           $         1,446
         Bank loan                                                          16,747                    16,747
         Accounts payable and accrued expenses                             408,826                   455,489
         Payable - shareholders                                            280,262                   261,103
                                                                  ----------------           ---------------

                      TOTAL CURRENT LIABILITIES                            707,995                   734,785

STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475                    15,475
     Additional paid-in capital                                          1,836,072                 1,836,072
     Deficit accumulated during the
         development stage                                         (     2,481,734)           (    2,427,194)
                                                                  ----------------           ---------------


         TOTAL STOCKHOLDERS' (DEFICIT)                             (       630,187)           (      575,647)
                                                                  ----------------           ---------------

                                                                  $         77,808           $       159,138
                                                                  ================           ===============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                               Three Months Ended                   Nine Months Ended       Date of Inception
                                                  September 30,                       September 30,           to September
                                              2001             2000              2001             2000              2001
                                        -------------     -------------    -------------     -------------    -------------
SALES                                   $           0     $           0    $           0     $           0    $           0
                                        -------------     -------------    -------------     -------------    -------------

General and Administrative expenses
     Professional fees                          2,794              9,607          19,027            10,687          170,377
     Consulting                                     0                 0                0                 0          744,034
     Salaries and fringe benefits                   0                 0                0            23,116          370,641
     Rent                                         740             3,922            1,110            15,827          118,592
     Traveling and business promotion           4,140            12,118           10,124            13,543          124,291
     Office expenses                             1,941            3,852            3,218             5,066           52,100
     Research and development                       0                 0                0            23,287          344,627
     Telephone and communication                1,365             4,618            3,584             6,440          103,262
     Car expenses                                   0                 0                0                 0           18,235
     Insurance, taxes and licenses                  0                 0                0               897           24,583
     Interest and bank charges                    215               406              719             1,367           24,190
     Interest on bank loan                         78               359      (     1,152)            7,551           75,472
     Loss on disposal of investment                 0                 0                0                 0           34,845
     Depreciation of fixed assets               3,547             3,550           10,640            10,649          118,771
     Depreciation of deferred expenses          2,392             2,439            7,270             7,317           47,717
                                        -------------     -------------    -------------     -------------    -------------
administrative expenses
Total general and                              17,212            40,871           54,540           125,747        2,371,737
                                        -------------     -------------    -------------     -------------    -------------

                     NET INCOME (LOSS)
                   BEFORE INCOME TAXES   (     17,212)     (     40,871)    (     54,540)     (    125,747)    (  2,371,737)
                                        -------------     -------------    -------------     -------------    -------------

                          INCOME TAXES              0                 0                0                 0                0
                                        -------------     -------------    -------------     -------------    -------------

                     NET INCOME (LOSS)  $ (    71,212)   $ (     40,871)  $ (     54,540)   $ (    125,747)  $ (  2,371,737)
                                        =============    ==============   ==============    ==============   ===============

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted
     average share                      $ (      .00)    $ (       .00)   $ (       .00)    $ (       .00)
                                        ============     =============    =============     =============
Weighted average number of common
     shares used to compute net (loss)
     per weighted average share           10,300,000        10,300,000       10,300,000        10,300,000
                                        ============     =============    =============     =============



                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                Nine Months Ended               Date of Inception
                                                                  September 30,                  to September 30,
                                                           2001                  2000                  2001
                                                     ----------------      ---------------       ----------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $ (       54,540)     $ (      125,747)    $ (     2,371,737)
Items not requiring cash outlays:
     Loss on disposal of investment                                 0                     0                34,845
     Stock issued for services                                      0                     0               290,190
     Depreciation of fixed assets
         and deferred costs                                    17,911                17,966               166,488
     Investment tax credit adjustment                               0                     0                21,554
     Decrease in value of software
         development costs                                          0                     0               172,682
                                                     ----------------      ----------------      ----------------

                                                       (       36,629)       (      107,781)      (     1,685,978)

Changes in non-working capital items                           16,756                 7,323               364,675
                                                     ----------------      ----------------      ----------------

     NET CASH PROVIDED (REQUIRED)
                     BY OPERATING ACTIVITIES           (       19,873)       (      100,458)       (    1,321,303)
                                                     ----------------      ----------------      ----------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                     0        (       100,747)
     Proceeds of disposal of investment                             0                     0                 65,902
     Increase in software development costs                         0                     0        (       172,682)
     Acquisition of fixed assets
         and deferred expenses                                      0        (          826)       (       204,952)
                                                     ----------------      ----------------       ----------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                        0        (          826)       (       412,479)
                                                     ----------------      ----------------       ----------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                  19,159               115,700                280,262
     Net proceeds of issuance of shares                             0                     0              1,451,360
     Addition to long-term debt                                     0                     0                134,680
     Repayment of long-term debt                                    0        (       13,705)         (     134,680)
                                                     ----------------      ----------------       ----------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                   19,159               101,995              1,731,622
                                                     ----------------      ----------------       ----------------

         INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS           (          714)                  711        (         2,160)

         CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD           (        1,446)       (       11,498)                     0
                                                     ----------------      ----------------       ----------------

         CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $ (        2,160)     $ (       10,787)      $ (        2,160)
                                                     ================      ================       ================

         CASH PAID FOR INTEREST                      $ (        1,152)     $          7,551       $         75,472



                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

The unaudited consolidated financial statements for the quarter ended September 30, 2001, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form-10KSB for the year ended December 31, 2000.


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

     The Company has incurred operating losses since inception. At September 30, 2001, the subsidiary has an accumulated deficit of $2,032,722.

     In view of these matters, the Company's continued existence is dependent upon its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations.

     Management's goals are to increase revenues and shareholder value through acquisitions of business opportunities in the technology sector. QTTM's management believes that actions presently being taken to obtain additional capital investments through private placement or other financing will provide adequate working capital over the next twelve months and enable the Company to continue as a going concern.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2001

NOTE 3:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Accounting Method
     The Company recognizes income and expenses based on the accrual method of accounting.

     Consolidation
     The consolidated financial statements for September 30, 2001 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2001

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

Operating Results As a result of the foregoing, the Company incurred losses from continuing operations of $17,212 (CDN) and $54,540 (CDN) for the three months and nine months ended September 30, 2001, respectively, as compared to a losses of $40,871 (CDN) and $125,747 (CDN) for the corresponding periods in 2000. The decrease of $71,207 (CDN) in general and administrative expenses between the two years is mainly attributable to the temporary cutback in salaries and research and development costs.

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


                             QUANTITATIVE METHODS CORPORATION



Dated:   November 8, 2001     By: s\ Robert L. Seaman
                                  ------------------------------------
                              ROBERT L. SEAMAN, President and Director