Form 10KSB
period 2001-12-31
QUANTITATIVE METHODS CORP
filed 2002-04-26
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File No.33-55254-42

                        QUANTITATIVE METHODS CORPORATION
                 (Name of small business issuer in its charter)

           NEVADA                                   87-0485310
-------------------------------      -------------------------------------------
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant did not recognize any revenues for the fiscal year ended December 31, 2001.

The aggregate market value of the registrant's voting common stock held by non-affiliates on March 31, 2002 (based on the average bid and ask price of the common stock) was $2,848,000 USD.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding as of March 31,2002
-------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                      10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS





General                                                                        1
Index                                                                          2

PART I
     Item 1. Description of Business                                           3
     Item 2. Description of Property                                           4
     Item 3. Legal Proceedings                                                 4
     Item 4. Submission of Matters to a Vote of Security Holders               5

PART II
     Item 5. Market for Common Equity and Related Stockholder Matters          5
     Item 6. Management's Discussion and Analysis or Plan of Operation         5
     Item 7. Financial Statements                                              6
             Index to Consolidated Financial Statements                        7
     Item 8. Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             17

PART III
     Item 9. Directors, Executive Officers, Promoters and Control Persons     17
     Item 10.Executive Compensation                                           17
     Item 11.Security Ownership of Certain Beneficial Owners and Management   17
     Item 12.Certain Relationships and Related Transactions                   18
     Item 13.Exhibits and Reports on Form 8-K                                 18

Signatures                                                                    18

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

Following the transaction, the former shareholders of Softguard owned 82% of the outstanding shares of the Company. No material relationship exists between the former management and directors of Quantitative Methods Corporation and the current management and directors.

Since its incorporation in June 1995, Softguard Enterprises Inc. has dedicated itself to the research and product development of technologies for use in the field of information systems management and security. To ensure that customer security, performance, and robustness of purpose requirements will be met at all times, Softguard has engineered a unique Internet client/server system technology based on a series of Master, Sub-Station, and Proxy servers.

Softguard is a development stage enterprise and has had no revenues to date. Softguard's resources have been committed to the implementation of state-of-the-art Internet protocols to create leading-edge software security solutions in the development of a discreet, non-intrusive, intelligent, and universal architecture. The system was developed in a Unix environment, based on Linux. The free POSIX operating system architecture is robust, efficient, and stable.

Reaching the final development stages of the system and core architecture, this work has primarily consisted of the creation of two products that fall under the following categories: A) Software License Notification Service ("SLNS"), and B) Quorum Document Authentication System ("Quorum").

The working prototype of SLNS was designed to provide customers with a secure, private, and efficient means of verifying the origin, legality, or integrity of software within their computing environment. It also provides timely access to product upgrade and security information.

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

Softguard incurred substantial research and development costs for the core architecture of the SLNS product prior to the January 1999 purchase. Softguard spent approximately $40,687 (CDN) over the past two fiscal years on research and development activities. Softguard has recorded a total of $344,627 (CDN) in research and development expenditures since 1995. Currently, there are three individuals who are engaged in various capacities relating to administrative duties and to the development of the Softguard product.

Softguard hopes to be able to expand the core technology and the majority of the existing code to support numerous applications in the secure circulation of digital information, including sound and image files, online copyright control, document security, and confidentiality audit, as well as virus protection; in short, supporting the intellectual property protection of every kind of computerized data.

The existing Softguard technology allows for the identification of document content on a number of different bases, including physical format, exact form, and original content before editing. The architecture underlying this identification is inherently extensible, employing patented techniques to adapt analysis to the nature of the content under consideration, in cooperation with a distributed Internet database. Further development is anticipated in the direction of content-type directed analysis and identification, for instance in matching documents with source material after re-encoding in formats such as MP3 or JPEG.

The market for the Company's Internet products is highly competitive, and QTTM expects to encounter an increase in competition. More and more companies are turning their interests and resources towards security issues since the resolution of the Y2K problem. It is likely that the competing entities will have significantly greater experience, resources, facilities, contacts, and managerial expertise and, as a result, will be in a better position than the Company to obtain access and engage in the proposed business. The Company may not be in a position to compete with larger and more established companies that have greater resources. Consequently, business opportunities in which the Company may ultimately participate are likely to be very risky and extremely speculative. Many of the Company's competitors have significantly greater research and development, marketing, and financial resources and, therefore, represent substantial competition.

To meet the objectives of its business plan in the short-term and to invest in and ensure sustainable growth of a diversified portfolio, the Company's main focus is to take advantage of potential business ventures that would provide a source of eventual profit to the Company.

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

As a result of these recent developments, the Company hopes to finalize this acquisition in 2002. Solar Pro is a top- line manufacturer using anodized extruded aluminum in the construction of high-end solar units that have minimal assembly requirements. The primary advantage of these units is the durable, high quality finish that extends the useful life of the product line for commercial use.

Based on funding from QTTM, Solar Pro hopes to expand their manufacturing facilities in order to increase revenues and focus resources on product development, marketing, and distribution.

ITEM 2. Description of Property.

QTTM's Softguard subsidiary owns various computer and office equipment, furnishings, etc., acquired at a cost not exceeding $200,000. Softguard leases office space in St-Laurent (Quebec) Canada. At the present time, this location also serves as the principal executive offices of QTTM.

ITEM 3. Legal Proceedings.

There are no material legal proceedings pending against the QTTM.

Softguard has been involved in several minor legal proceedings during 2001 from past operations. This routine litigation occurred in the ordinary course of business, and the majority of these claims have been settled and are incidental. Management believes that these claims will have no negative impact on the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2001.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "QTTM". The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.001 (US) par value, of which 10,300,000 shares were issued and outstanding as of March 31, 2002.

As of December 31, 1998 there was no public trading market for the Company's $.001 par value common stock nor was there an established trading market for the Company's stock prior to that date. The Company's common stock commenced trading on January 27, 1999. The aggregate market value of the stock held by non-affiliates on that date was $6,750,000.

The following table lists the high and low bid prices for each quarter for the common stock of the Company during the two most recent fiscal years as quoted on the National Quotation Bureau, Inc. These quotations reflect inter- dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                                             High Bid                Low Bid
                                               Price                  Price
         2000       First Quarter      $       6.00          $        1.625
                    Second Quarter             4.00                   0.75
                    Third Quarter              3.50                   0.25
                    Fourth Quarter             3.125                  0.1875
         2001       First Quarter              0.875                  0.312
                    Second Quarter             1.01                   0.50
                    Third Quarter              1.60                   0.30
                    Fourth Quarter             1.75                   0.58

As of March 31, 2002, there were approximately 392 record holders of the Company's common stock.

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

Marketing Plan
The Company intends to implement a cost-effective marketing strategy by developing a public relations campaign to take advantage of the opportunities that are being presented in the technology industry with emphasis on Internet-related businesses. The Company plans to prepare detailed marketing material, and intends to step-up its marketing activities in 2002 to solicit new business.

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $65,516 (CDN) for the fiscal year ended December 31, 2001 as compared to losses of $202,441 (CDN) for the year ended December 31, 2000.

The decrease of $136,925 (CDN) in expenses between the two years was mainly attributable to a decrease in consulting fees of $44,343 (CDN) related to developing viable business operations in both financial and investor relations, of $40,687 (CDN) related to research and development costs, and to the temporary cutback in salaries.

The majority of the losses incurred by the Company were the result of the on-going efforts of the Company's subsidiary Softguard in promoting its software security and document authentication programs. Management believes that by substantially reducing the corporate overhead costs the Company will be able to continue its operations.

Liquidity and Capital Resources
The reduction of research and development staff was a result of Softguard focusing efforts on seeking additional working capital to further the development of its products. The majority of the development of the SLNS and Quorum products was put on hold until more outside financing becomes available.

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

ITEM 7. Financial Statements.

The financial statements of the Company are set forth immediately following.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







Index                                                                       7

Independent Auditor's Report                                                8

Consolidated Financial Statements:

     1)  Balance Sheet - December 31, 2001                                  9

     2)  Statements of Operations
         Fiscal Years ended December 31, 2001 and 2000,
         and from Date of Inception to December 31, 2001                   10

     3)  Statements of Cash Flows
         Fiscal Years ended December 31, 2001 and 2000,
         and from Date of Inception to December 31, 2001                   11

     4)  Statements of Changes in Stockholders' Equity (Deficit)
         Fiscal Years ended December 31, 2001 and 2000,
         and from Date of Inception to December 31, 2001                   12

Notes to Consolidated Financial Statements                                 13

                                      Smith
                                        &
                                     Company



           A Professional Corporation of Certified Public Accountants






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Quantitative Methods Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Quantitative Methods Corporation (a Nevada development stage company) and subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000, and for the period of July 26, 1990 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantitative Methods Corporation and subsidiary as of December 31, 2001, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 2001 and 2000, and for the period of July 26, 1990 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $2,492,710 at December 31, 2001 and has no revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                        /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 25, 2002

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                         (expressed in Canadian dollars)



                                                                          December 31,
                                                                              2001
                                                                       -----------------
ASSETS
     CURRENT ASSETS
         Accounts receivable                                           $           9,929
         Income tax recoverable                                                   32,719
                                                                       -----------------

                           TOTAL CURRENT ASSETS                                   42,648

PLANT & EQUIPMENT (Note 3)                                                        23,367
                                                                       -----------------

OTHER ASSETS
     Patents and trademarks (Note 4)                                               9,163
                                                                       -----------------
                                                                                   9,163
                                                                       -----------------

TOTAL ASSETS                                                           $          75,178
                                                                       =================

LIABILITIES & STOCKHOLDERS' (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                                $           8,566
         Bank loan (Note 8)                                                       16,747
         Accounts payable and accrued expenses                                   365,616
         Payable - shareholders (Note 9)                                         325,412
                                                                       -----------------


                      TOTAL CURRENT LIABILITIES                                  716,341

STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 (US) par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                        15,475
     Additional paid-in capital                                                1,836,072
     Deficit accumulated during the
         development stage                                             (        2,492,710)
                                                                        -----------------

         TOTAL STOCKHOLDERS' (DEFICIT)                                 (          641,163)
                                                                        -----------------

TOTAL LIABILITIES &
     STOCKHOLDER'S (DEFICIT)                                           $          75,178
                                                                       =================

                 See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)




                                                             Year Ended          Year Ended          Date of Inception
                                                            December 31,        December 31,          to December 31,
                                                                2001                2000                   2001
                                                          ---------------       ---------------      ----------------
SALES                                                     $             0       $             0      $              0
                                                          ---------------       ---------------      ----------------

General and Administrative expenses
     Professional fees                                             21,220                12,610               172,571
     Consulting                                                         0                44,343               744,034
     Salaries and fringe benefits                                       0                26,025               370,641
     Rent                                                           1,665                15,827               119,147
     Traveling and business promotion                              12,298                14,252               126,465
     Office expenses                                                4,161                 5,049                53,042
     Research and development                                           0                40,687               344,627
     Telephone and communication                                    5,484                 8,071               105,162
     Car expenses                                                       0                     0                18,235
     Insurance, taxes and licenses                                      0                   897                24,583
     Interest and bank charges                                        866                10,728               100,961
     Loss on disposal of investment                                 1,101                     0                35,946
     Depreciation of fixed assets                                  14,187                14,196               122,318
     Depreciation of deferred expenses                              9,656                 9,756                50,103
     Interest Income                                        (       5,122)                    0         (       5,122)
                                                             ------------         -------------          ------------

Total general and administrative expenses                          65,516               202,441             2,382,713
                                                            -------------         -------------         -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES                (      65,516)       (      202,441)       (    2,382,713)
                                                             ------------         -------------         -------------

                                INCOME TAXES                            0                     0                     0
                                                            -------------         -------------         -------------

                           NET INCOME (LOSS)              $(       65,516)     $(       202,441)    $(      2,382,713)
                                                            =============        ==============       ===============

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted
     average share                                        $(          .01)     $(           .02)
                                                            =============        ==============

Weighted average number of common
     shares used to compute net (loss)
     per weighted average share                                10,300,000            10,300,000
                                                            =============         =============


                 See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)


                                                             Year Ended           Year Ended       Date of Inception
                                                            December 31,         December 31,         to December 31,
                                                                2001                 2000                  2001
                                                          ---------------       ---------------      ----------------

OPERATING ACTIVITIES
Net earnings (loss)                                       $ (       65,516)     $ (      202,441)    $  (    2,382,713)
Items not requiring cash outlays:
     Loss on disposal of investment                                      0                     0                34,845
     Stock issued for services                                           0                     0               290,190
     Investment tax credit adjustment                                    0                21,554                21,554
     Depreciation of fixed assets
         and deferred costs                                         23,843                23,952               172,421
     Decrease in value of software
         development costs                                                0                    0               172,682
                                                            ---------------      ---------------      ----------------

                                                            (       41,673)       (      156,935)       (    1,691,021)

Changes in non-working capital items                        (       19,671)               56,655               328,247
                                                             -------------        --------------        --------------

              NET CASH PROVIDED (REQUIRED)
                  BY OPERATING ACTIVITIES                   (       61,344)       (      100,280)       (    1,362,774)
                                                             -------------         -------------         -------------

INVESTING ACTIVITIES
     Acquisition of investment                                           0                     0        (      100,747)
     Proceeds of disposal of investment                                  0                     0                65,902
     Increase in software development costs                              0                     0        (      172,682)
     Acquisition of fixed assets
         and deferred expenses                                           0        (          934)       (      204,952)
                                                            --------------         -------------         -------------

                          NET CASH (USED)
                  BY INVESTING ACTIVITIES                                0        (          934)       (      412,479)
                                                            --------------         -------------         -------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                       54,224               124,971               315,327
     Net proceeds of issuance of shares                                  0                     0             1,451,360
     Addition to long-term debt                                          0                     0               134,680
     Repayment of long-term debt                                         0        (       13,705)       (      134,680)
     Change in bank over-draft                                       7,120        (       10,052)                8,566
                                                            --------------         -------------        --------------

                 NET CASH PROVIDED (USED)
                  BY FINANCING ACTIVITIES                           61,344               101,214             1,775,253
                                                            --------------        --------------        --------------

              INCREASE (DECREASE) IN CASH
                     AND CASH EQUIVALENTS                                0                     0                     0

                CASH AND CASH EQUIVALENTS
                     AT BEGINNING OF YEAR                                0                     0                     0
                                                            --------------        --------------        --------------

                CASH AND CASH EQUIVALENTS
                           AT END OF YEAR                 $              0      $              0     $               0
                                                            ==============        ==============        ==============

                   CASH PAID FOR INTEREST                 $            866      $          8,449     $           6,625
                                                            ==============        ==============        ==============

                 See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (expressed in Canadian Dollars)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                     Additional              During
                                                    Common Stock                       Paid-in             Development
                                            Shares          $     Amount               Capital                Stage
                                        -------------        --------------         -------------         -------------
Balance at 06/23/95
   (Date of inception)                              0       $             0       $             0       $              0
   Issuance of common
     stock at $1.00 per
     share at 07/27/95                              1                     1                     0                      0
   Issuance of common
     stock at $1.00 per
     share at 11/01/95                            999                   999                     0                      0
   Additional paid-in capital
     at 06/30/96                                    0                     0               440,000                      0

   Net loss for period                                                                                    (      268,329)
                                        -------------         -------------         -------------          -------------
Balance at 06/30/96                             1,000                 1,000               440,000         (      268,329)

   Net loss for period                                                                                    (      463,423)
                                        -------------         -------------         -------------          -------------
Balance at 06/30/97                             1,000                 1,000               440,000         (      731,752)

   Net loss for period                                                                                    (      214,859)
                                        -------------         -------------         -------------          -------------
Balance at 12/31/97                             1,000                 1,000               440,000         (      946,611)

   Issuance of common stock
    - stock split at 06/30/98 and
     additional paid-in capital               999,000                     0               845,897                      0
   Issuance of common stock
   at $.02 per share at 12/31/98 and
     additional paid-in capital             6,650,000                 6,650               157,813                      0

   Net loss for period                                                                                    (      375,509)
                                        -------------         -------------         -------------          -------------
Balance at 12/31/98                         7,650,000                 7,650             1,443,710         (    1,322,120)

   Amount transferred to deficit                                                                          (      109,997)
   Re-capitalization on 01/09/99            1,150,000                 5,654               104,343                      0
   Issuance of common
     Stock at $.001 per
     Share for services at 01/16/99           500,000                   724                     0                      0
   Issuance of common
     Stock at $.29 per
     Share for services at 09/01/99         1,000,000                 1,447               288,019                      0

   Net loss for period                                                                                    (      792,636)
                                        -------------         -------------         -------------          -------------

Balance at 12/31/99                        10,300,000       $        15,475       $     1,836,072       $ (    2,224,753)

   Net loss for period                                                                                    (      202,441)
                                        -------------         -------------         -------------          -------------

Balance at 12/31/00                        10,300,000                15,475             1,836,072         (    2,427,194)

   Net loss for period                                                                                    (       65,516)
                                        -------------         -------------         -------------          -------------

Balance at 12/31/01                        10,300,000       $        15,475       $     1,836,072       $ (    2,492,710)
                                        =============         =============         =============          =============

                 See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1: INCORPORATION AND NATURE OF BUSINESS

          Quantitative Methods Corporation, a development stage enterprise, was incorporated under the laws of the State of Nevada on July 26, 1990.

          On January 8th, 1999, the board of directors of QTTM entered into an Agreement with Softguard Enterprises Inc. ("Softguard"), incorporated June 23, 1995 under the Canadian Business Corporations Act, whereby the Company issued and delivered 6,650,000 shares of its Common Stock bearing a restrictive legend, in exchange for which issuance, QTTM acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Softguard is a development stage enterprise, engaged in the technical product research and development and commercialization of the "SLNS" and "QUORUM" products for use in the field of information systems management and security, and has had no revenues to date.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The  consolidated  financial  statements  are  expressed  in  Canadian
          dollars  and  have  been  prepared  in  accordance   with   accounting
          principles generally accepted in the United States of America.

          Consolidation
          The consolidated financial statements for December 31, 2001 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Use of Estimates
     The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, and, as such, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates.

     Fair Value of Financial Instruments
     Due to their short-term maturity, the carrying values of certain financial instruments approximate their fair values. The financial instruments include: sales tax receivable included in current assets, trade accounts payable, accrued liabilities, due to shareholders and demand loans included in current liabilities.

     Credit Risk
     The Company's exposure to credit risk is minimal.

     Interest Rate Risk
     The subsidiary is not exposed to interest rate risk on the bank loan because the rate of interest is a fixed preferential rate. Changes in the interest rate would therefore not have a significant effect on the net loss, deficit or financial position of the Company.

NOTE 3: PLANT & EQUIPMENT

                                                                              December 31,
                                                          Accumulated            2001
                                         Cost            Depreciation          Net Value
                                    ---------------    ----------------    ---------------
         Computer equipment         $       114,036       $      98,454    $        15,582
         Computer programs                    9,917               8,422              1,495
         Furniture and fixtures               7,196               5,397              1,799
         Office equipment                    14,536              10,045              4,491
                                      -------------         -----------      -------------

                                    $       145,685       $     122,318    $        23,367
                                      =============         ===========      =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


NOTE 4: PATENTS & TRADEMARKS

                                                                             December 31,
                                                          Accumulated          2001
                                         Cost            Amortization      Net Value
                                    ---------------    --------------  -------------------
         Patent and Trademarks      $        48,780    $         39,617    $         9,163
                                     --------------       -------------      -------------

                                    $        48,780    $         39,617    $         9,163
                                      =============       =============      =============

NOTE 5: INCOME TAX

          The subsidiary has accumulated losses for income tax purposes from which the tax benefit is not recorded in the financial statements totaling approximately $3,624,730 (CDN). Softguard has also accumulated scientific research and experimental development expenditures available to reduce income taxes in future years totaling approximately $220,911 (CDN) at Federal level and $537,825 (CDN) at Provincial level. The subsidiary recognized a deferred tax asset of $122,707 (CDN) related to these items. In addition, Softguard created a valuation allowance of $122,707 (CDN) to bring down its value to $0. The undeducted research and development expenses can be carried forward indefinitely. The non-capital loss can be deducted from future years' taxable income and expires as follows:

                                    Tax Loss
                               Federal Provincial

           2003         $          259,594             $       259,594
           2004                    491,949                     491,949
           2005                    215,730                     215,730
           2006                    132,217                     132,217
           2007                    485,158                     485,158
           2008                    169,891                     169,891
           2009                     57,826                      57,826
                          ----------------               -------------
                        $        1,812,365             $     1,812,365
                          ================               =============

          QTTM had a loss of $23,128 (CDN) for 2001, which expires in 2021.

NOTE 6: CONTINGENCY

          The subsidiary, Softguard has continued to be involved in several minor legal proceedings during 2001 from past operations. This routine litigation occurred in the normal course of business and the majority of these claims have been settled and are incidental. Management believes that the resolution of the litigation in which Softguard is involved will not have a material adverse effect on the financial condition or results of operations of the Company.

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

NOTE 7: COMPARATIVE FIGURES

          Certain   comparative   figures  of  the  previous   years  have  been
          reclassified in order to conform to the basis of presentation of the financial statement adopted for the current year.

NOTE 8: BANK LOAN

          At December 31, 2001, Softguard owes $16,747 (CDN) on a revolving line of credit that bears interest at 7.5%.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000


NOTE 9: PAYABLE - SHAREHOLDERS

          At December 31, 2001, the subsidiary owes $325,412 (CDN) to two shareholders, one of whom is an officer. The amounts are non-interest bearing and the shareholders expect repayment as soon as the Company has sufficient funds to do so.

NOTE 10: GOING CONCERN

          The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2001 the Company has an accumulated deficit of $2,492,710 (CDN).

          At December 31, 2001, current liabilities exceeded current assets by $673,693 (CDN). In view of these matters, the Company's continued existence is dependent upon its ability to generate sufficient cash flow to cover operating expenses and to invest in future operations. Management's goals are to increase revenues and shareholder value through acquisitions of business opportunities in the technology sector. QTTM's management believes that actions presently being taken to obtain additional capital investments through private placement or other financing will provide the opportunity to continue as a going concern.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and our accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth information concerning the positions held by the Company's executive officers and directors during the fiscal year ended December 31, 2001.

                  Name                   Age      Position
                  ----                   ---      --------
                  Robert L. Seaman       60       President/Director
                  Helga Leuthe           42       Secretary/Treasurer/Director

Robert L. Seaman
Mr. Seaman, 60, has been President and Director of QTTM since January 12, 1999. For the past eight years Robert L. Seaman has been engaged in the private practice of law, maintaining his office at Suite 3200, 515 Madison Avenue, New York, N.Y. 10022. Mr. Seaman also serves as a director of United Energy Corporation of Secaucus, N.J.

Helga Leuthe
Ms. Leuthe, 42, has been Secretary/Treasurer and Director of QTTM since January 12, 1999. Over the past seven years, Ms. Leuthe has served as Secretary/Treasurer and Director of Softguard. She is responsible for human resources, administration and internal operations at QTTM and Softguard. Previously, Ms. Leuthe held corporate positions in finance and accounting in industry, including information technology, publishing, tourism, pulp and paper, and investments. Ms. Leuthe's educational background is in management and accounting. Ms. Leuthe is also an officer and director of Egret, Inc., a public company.

Directors are appointed annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors. There are no family relationships among the directors or executive officers of QTTM.

ITEM 10. Executive Compensation.

During the year ended December 31, 2001 the Company had no arrangements for the remuneration of its officers and directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf on the investigation of business opportunities.

The Company will pay compensation to the officers and directors elected in 2002, if at all, at a rate yet to be determined by the board of directors.

ITEM 11. Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2001 and as March 31, 2002, information regarding the beneficial ownership of the Company's voting securities (i) by each person (including any "group") known to the Company to own five percent (5%) or more of the outstanding shares, (ii) and by each of the directors and/or executive officers of the Company, (individually and/or as a group). The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

HOLDERS OF GREATER THAN 5% OF CLASS

                         Name and Address                          Amount of
Title of Class        of Beneficial Owner                   Beneficial Ownership               Percent of Class
--------------        -------------------                   --------------------               ----------------
Common Stock          Haven Trading Ltd.                            4,500,000                     43.70%
                      Sea Meadow House
                      Blackburne Highway
                      P.O. Box 116
                      Roadtown, Tortola BWI

Common Stock          Versa Capital Inc.                              550,000                      5.33%
                      Tradewinds Building
                      PO Box N-9645
                      Nassau, Bahamas

TOTAL OF ALL SHAREHOLDINGS
OF GREATER THAN 5%                                                  5,050,000                     49.03%
------------------

                         Name and Address                          Amount of
Title of Class        of Beneficial Owner                   Beneficial Ownership               Percent of Class
--------------        -------------------                   --------------------               ----------------

DIRECTORS AND OFFICERS
Common Stock          Robert L. Seaman                                400,000                      3.88%
                      515 Madison Avenue
                      Suite 3200
                      New York, N.Y. 10022
                      (Director and Officer)

Common Stock          Helga Leuthe                                    400,000                      3.88%
                      7575 Transcanadienne
                      Suite 500
                      St-Laurent (Quebec) Canada H4T 1V6
                      (Director and Officer)

TOTAL SHAREHOLDINGS OF
DIRECTORS AND OFFICERS                                                800,000                      7.76%
----------------------

ITEM 12. Certain Relationships and Related Transactions.

As of December 31, 2001, no director, officer, nominee for election as a director, or associate of such director, officer or nominee is, or was, indebted to the Company or engaged in any other transactions with the Company, except that Ms. Leuthe has advanced $185,917 (CND) to the Company, which will be repaid from future capital infusions.

ITEM 13. Exhibits and Reports on Form 8-K.

Documents filed as part of the report:

     1) The financial statements filed for the fiscal period ended December 31, 2001 as part of this report are listed separately in the Index to Financial Statements.

     2)   Reports on Form 8-K:

          a) There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        QUANTITATIVE METHODS CORPORATION

Dated:  April 26, 2002      By: /s/ Robert L. Seaman
                                ------------------------------------------
                                  ROBERT L. SEAMAN, President and Director

Dated:  April 26, 2002      By: /s/ Helga Leuthe
                                ------------------------------------------
                                HELGA LEUTHE, Secretary/Treasurer and Director Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 26, 2002    By:/s/ Robert L. Seaman
                            ------------------------------------------
                             ROBERT L. SEAMAN, President and Director

Dated: April 26, 2002    By:/s/ Helga Leuthe
                            ------------------------------------------
                             HELGA LEUTHE, Secretary/Treasurer and Director