Form 10QSB
period 2002-03-31
QUANTITATIVE METHODS CORP
filed 2002-05-17
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002
                                    --------------

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

                       Commission File Number 33-55254-42
                                   -----------

                        QUANTITATIVE METHODS CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                  87-0485310
-------------------------------                              -------------------
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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                Outstanding as of May 15, 2002
-------------------------------------         ------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   10,300,000 SHARES
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                           FORM 10-QSB/MARCH 31, 2002

                                TABLE OF CONTENTS




General
Index


PART I


 Item 1. -  Consolidated Financial Statements:

        Balance Sheets -
            March 31, 2002 (Unaudited) and December 31, 2001 (Audited)     3

        Statements of Operations - (Unaudited)
            Three Months ended March 31, 2002 and 2001
               and from Date of Inception to March 31, 2002                4

        Statements of Cash Flows - (Unaudited) Three Months ended
            March 31, 2002 and 2001
               and from Date of Inception to March 31, 2002                5

        Notes to Consolidated Financial Statements                         6


Item 2. - Management's Discussion and Analysis of
          Financial Condition
          and Results of Operations                                        9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      March 31,               December 31,
                                                                        2002                      2001
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Accounts receivable                                      $         10,437           $         9,929
         Income tax recoverable                                             32,719                    32,719
                                                                  ----------------           ---------------

                           TOTAL CURRENT ASSETS                             43,156                    42,648

PLANT & EQUIPMENT                                                           19,820                    23,367
                                                                  ----------------           ---------------

OTHER ASSETS
     Patents and trademarks                                                  6,777                     9,163
                                                                  ----------------           ---------------
                                                                             6,777                     9,163
                                                                  ----------------           ---------------


TOTAL ASSETS                                                      $         69,753           $        75,178
                                                                  ================           ===============

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                           $         16,436           $         8,566
         Bank loan                                                          16,747                    16,747
         Accounts payable and accrued expenses                             364,035                   365,616
         Payable - shareholders                                            324,809                   325,412
                                                                  ----------------           ---------------

                      TOTAL CURRENT LIABILITIES                            722,027                   716,341

STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 (US) par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475                    15,475
     Additional paid-in capital                                          1,836,072                 1,836,072
     Deficit accumulated during the
         development stage                                         (     2,503,821)           (    2,492,710)
                                                                  ----------------           ---------------


         TOTAL STOCKHOLDERS' (DEFICIT)                             (       652,274)           (      641,163)
                                                                  ----------------           ---------------

                                                                  $         69,753           $        75,178
                                                                  ================           ===============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                               Three Months Ended               Date of Inception
                                                                    March 31,                      to March 31,
                                                           2002                  2001                  2002
                                                     ----------------      ---------------       ---------------
SALES                                                $              0      $             0       $             0
                                                     ----------------      ---------------       ---------------

General Administrative expenses
     Professional fees                                              0                    0               172,571
     Consulting                                                     0                    0               744,034
     Salaries and fringe benefits                                   0                    0               370,641
     Rent                                                         555                    0               119,702
     Traveling and business promotion                           2,021                    0               128,486
     Office expenses                                              584                2,062                53,626
     Research and development                                       0                    0               344,627
     Telephone and communication                                1,425                  439               106,587
     Car expenses                                                   0                    0                18,235
     Insurance, taxes and licenses                                  0                    0                24,583
     Interest and bank charges                                    254                  339                24,591
     Interest on bank loan                                        338                  136                86,140
     Loss on disposal of investment                                 0                    0                35,946
     Depreciation of fixed assets                               3,547                3,547               125,865
     Depreciation of deferred expenses                          2,387                2,439                52,490
     Interest income                                                0        (       1,485)      (        14,300)
                                                     ----------------      ---------------       ---------------

Total general and administrative expenses                      11,111                7,477             2,393,824
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES           (       11,111)       (       7,477)      (     2,393,824)
                                                     ----------------      ---------------       ---------------

                                INCOME TAXES                        0                    0                     0
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)         $ (       11,111)     $ (       7,477)      $ (   2,393,824)
                                                     ================      ===============       ===============

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted
     average share                                   $ (          .00)      $ (        .00)
                                                     ================       ==============

Weighted average number of common
     shares used to compute net (loss)
     per weighted average share                            10,300,000           10,300,000
                                                     ================       ==============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                               Three Months Ended               Date of Inception
                                                                    March 31,                      to March 31,
                                                           2002                  2001                  2002
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $ (       11,111)    $ (        7,477)    $ (     2,393,824)
Items not requiring cash outlays:
     Loss on disposal of investment                                 0                    0                34,845
     Stock issued for services                                      0                    0               290,190
     Depreciation of fixed assets
         and deferred costs                                     5,933                5,985               178,354
     Investment tax credit adjustment                               0                    0                21,554
     Decrease in value of software
         development costs                                          0                    0               172,682
                                                     ----------------      ---------------       ---------------
                                                       (        5,178)      (        1,492)      (     1,696,199)

Changes in non-working capital items                   (        2,088)               7,725               316,073
                                                     -----------------     ---------------       ---------------

                NET CASH PROVIDED (REQUIRED)
                     BY OPERATING ACTIVITIES           (        7,266)               6,233         (   1,380,126)
                                                     ------------------    ---------------       ---------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                    0         (     100,747)
     Proceeds of disposal of investment                             0                    0                65,902
     Increase in software development costs                         0                    0             ( 172,682)
     Acquisition of fixed assets
         and deferred expenses                                      0                    0         (     204,952)
                                                     ----------------      ---------------       ---------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                        0                    0         (     412,479)
                                                     ----------------      ---------------       ---------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder          (          604)      (        6,950)              324,809
     Net proceeds of issuance of shares                             0                    0             1,451,360
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                                    0                    0         (     134,680)
                                                     ----------------      ---------------       ---------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES           (          604)      (        6,950)            1,776,169
                                                     ----------------      ---------------       ---------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS           (        7,870)      (          717)      (        16,436)

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD           (        8,566)      (        1,446)
                                                     ----------------      ----------------      ---------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $ (       16,436)     $ (       2,163)      $ (      16,436)
                                                     ================      ===============       ===============

              CASH PAID FOR INTEREST                 $            338     $            136       $        86,140

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

The unaudited consolidated financial statements for the quarter ended March 31, 2002, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form-10KSB for the year ended December 31, 2001.

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

         The Company has incurred operating losses since inception. At March 31, 2002, the subsidiary has an accumulated deficit of $2,051,944.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002


NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Accounting Method
         The Company recognizes income and expenses based on the accrual method of accounting.

         Consolidation
         The consolidated financial statements for March 31, 2002 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $11,111 (CDN) for three months ended March 31, 2002 as compared to a losses of $7,477 (CDN) for the corresponding periods in 2001. The increase of $3,634 (CDN) in general and administrative expenses between the two years is mainly attributable to the increased cost of business promotion and telephone expenses.

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


                        QUANTITATIVE METHODS CORPORATION



Dated:   May 17, 2002   By: s\ Robert L. Seaman
                            ------------------------------------
                        ROBERT L. SEAMAN, President and Director