Form 10QSB
period 2002-06-30
QUANTITATIVE METHODS CORP
filed 2002-08-16
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2002
                                  -------------



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

            Class                            Outstanding as of June 30, 2002
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               10,300,000 SHARES
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                            FORM 10-QSB/JUNE 30, 2002

                                TABLE OF CONTENTS




General
Index


PART I


Item 1. -  Consolidated Financial Statements:

   Balance Sheets -
       June 30, 2002 (Unaudited) and December 31, 2001 (Audited)          3

   Statements of Operations - (Unaudited) Three Months ended June
       30, 2002 and 2001 Six Months ended June 30, 2002 and 2001
          and from Date of Inception to June 30, 2002                     4

   Statements of Cash Flows - (Unaudited) Six Months ended June
       30, 2002 and 2001
          and from Date of Inception to June 30, 2002                     5

   Notes to Consolidated Financial Statements                             6


Item 2. - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      June 30,                December 31,
                                                                        2002                      2001
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Accounts receivable                                      $         10,698           $         9,929
         Income tax recoverable                                             32,719                    32,719
                                                                     -------------             -------------

                           TOTAL CURRENT ASSETS                             43,417                    42,648

PLANT & EQUIPMENT net of accumulated depreciation of
      $129,412 and $122,318 at 6/30/02 and 12/31/01 respectively            16,273                    23,367
                                                                     -------------             -------------

OTHER ASSETS
     Patents and trademarks - net of amortization of $44,389
       and $39,617 at 6/30/02 and 12/31/01 respectively                      4,391                     9,163
                                                                     -------------             -------------


TOTAL ASSETS                                                      $         64,081           $        75,178
                                                                     =============             =============

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                           $         16,646           $         8,566
         Bank loan                                                          16,747                    16,747
         Accounts payable and accrued expenses                             354,518                   365,616
         Payable - shareholders                                            343,959                   325,412
                                                                     -------------             -------------

                      TOTAL CURRENT LIABILITIES                            731,870                   716,341

STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475                    15,475
     Additional paid-in capital                                          1,836,072                 1,836,072
     Deficit accumulated during the
         development stage                                        (      2,519,336)         (      2,492,710)
                                                                     -------------            --------------


         TOTAL STOCKHOLDERS' (DEFICIT)                            (        667,789)         (        641,163)
                                                                     -------------            --------------

                                                                  $         64,081           $        75,178
                                                                     =============             =============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                               Three Months Ended                   Six Months Ended        Date of Inception
                                                    June 30,                            June 30,                  to June
                                              2002             2001              2002             2001              2002
                                          -----------       -----------      -----------       -------          -----------
SALES                                   $           0     $           0    $           0     $           0    $           0
                                          -----------       -----------      -----------       -----------      -----------

General and Administrative expenses
     Professional fees                         10,697            16,233           10,697            16,233          183,268
     Consulting                                     0                 0                0                 0          744,034
     Salaries and fringe benefits                   0                 0                0                 0          370,641
     Rent                                         555               370            1,110               370          120,257
     Traveling and business promotion               0             5,984            2,021             5,984          128,486
     Office expenses                      (     3,113)     (        785)    (      2,527)            1,277           50,516
     Research and development                       0                 0                0                 0          344,627
     Telephone and communication                1,181             1,779            2,606             2,219          107,767
     Car expenses                                   0                 0                0                 0           18,235
     Insurance, taxes and licenses                  0                 0                0                 0           24,583
     Interest and bank charges                     38               165              292               504           24,629
     Interest on bank loan                        222               119              560               255           86,362
     Loss on disposal of investment                 0                 0                0                 0           35,946
     Depreciation of fixed assets               3,547             3,547            7,094             7,094          129,412
     Depreciation of deferred expenses          2,387             2,439            4,773             4,878           54,876
     Interest (income)                              0                 0                0       (     1,485)     (    14,300)
                                          -----------       -----------      -----------        ----------       ----------

Total general &administrative expenses         15,514            29,851           26,626            37,329        2,409,339
                                          -----------       -----------      -----------       -----------      -----------

                     NET INCOME (LOSS)
                   BEFORE INCOME TAXES    (    15,514)     (     29,851)    (     26,626)     (     37,329)    (  2,409,339)
                                           ----------       -----------      -----------       -----------      -----------

                          INCOME TAXES              0                 0                0                 0                0
                                          -----------       -----------      -----------       -----------      -----------

                     NET INCOME (LOSS)  $ (    15,514)   $ (     29,851)  $ (     26,626)   $ (     37,329)  $ (  2,409,339)
                                           ==========       ===========      ===========       ===========      ============

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted
     average share                      $ (      .00)    $ (       .00)   $ (       .00)    $ (       .00)
                                           =========        ==========       ==========        ==========
Weighted average number of common
     shares used to compute net (loss)
     per weighted average share           10,300,000        10,300,000       10,300,000        10,300,000
                                          ==========        ==========       ==========        ==========

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                Six Months Ended                Date of Inception
                                                                    June 30,                        to June 30,
                                                           2002                  2001                  2002
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $(        26,626)    $(        37,329)    $(      2,409,339)
Items not requiring cash outlays:
     Loss on disposal of investment                                 0                    0                34,845
     Stock issued for services                                      0                    0               290,190
     Depreciation of fixed assets
         and deferred costs                                    11,867               11,972               184,288
     Investment tax credit adjustment                               0                    0                21,554
     Decrease in value of software
         development costs                                          0                    0               172,682
                                                       --------------        -------------         -------------

                                                      (        14,759)     (        25,357)      (     1,705,780)

Changes in working capital items                      (        11,867)              21,075               306,294
                                                       --------------         -------------         -------------


                   NET CASH PROVIDED (REQUIRED)
                        BY OPERATING ACTIVITIES       (        26,626)     (         4,282)      (     1,399,486)
                                                       ---------------       --------------        ---------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                    0        (      100,747)
     Proceeds from disposal of investment                           0                    0                65,902
     Increase in software development costs                         0                    0        (      172,682)
     Acquisition of fixed assets
         and deferred expenses                                      0                    0        (      204,952)
                                                       --------------        -------------         --------------

                                NET CASH (USED)
                        BY INVESTING ACTIVITIES                     0                    0        (      412,479)
                                                       --------------        -------------         --------------

FINANCING ACTIVITIES
     Change in cash overdraft                                   8,080                5,635                16,646
     Variation of advances from a shareholder                  18,546       (        1,353)              343,959
     Net proceeds of issuance of shares                             0                    0             1,451,360
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                                    0                    0        (      134,680)
                                                       --------------        -------------         --------------

                       NET CASH PROVIDED (USED)
                        BY FINANCING ACTIVITIES                26,626                4,282             1,811,965
                                                       --------------        --------------         -------------

         INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                     0                    0                     0

         CASH AND CASH EQUIVALENTS
                         AT BEGINNING OF PERIOD                     0                    0                     0
                                                       ---------------       ---------------       -------------

         CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD      $              0      $             0       $             0
                                                       ==============       ===============       ===============

                         CASH PAID FOR INTEREST      $            560      $           255       $        86,362

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

The unaudited consolidated financial statements for the quarter ended June 30, 2002, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form-10KSB for the year ended December 31, 2001.


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

     The Company has incurred operating losses since inception. At June 30, 2002, the subsidiary has an accumulated deficit of $2,059,063.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

NOTE 3:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Accounting Method
     The Company recognizes income and expenses based on the accrual method of accounting.

     Consolidation
     The consolidated financial statements for June 30, 2002 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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

     Fixed Assets and Patents

     Depreciation and Amortization
     Fixed assets and patents are accounted for at cost. The Company depreciates its fixed assets and patents according to the following methods and annual rates:
      Computer equipment            Declining-balance method       30%
      Computer software             Declining-balance method       30%
      Furniture and fixtures        Declining-balance method       20%
      Office equipment              Declining-balance method       20%
      Leasehold Improvements        Straight-line method           33%
      Patents                       Straight-line method           20%

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002

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

Business Activities
Since its incorporation in June 1995, Softguard Enterprises Inc. has dedicated itself to the research and product development of technologies for use in the field of information systems management and security. To ensure that customer security, performance and robustness of purpose requirements will be met at all times; Softguard has engineered a unique Internet client/server system technology.

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

For the corporate user, SLNS is an important tool for reducing liability: it helps to guard against malicious or damaged software, and provides a method to establish diligence in license compliance. For software and content producers, it provides a new and effective means of making contact with their user-base, regardless of whether they are registered customers. This contact is anonymous, because the service would have few customers if they felt they were being reported to software vendors, but it is very tightly targeted, since it reaches exactly those people with particular files on their computers. For the systems administrator, SLNS provides the ability to scan computers and networks for files satisfying abstract but important criteria, such as originating with a particular vendor, obsolescence, or change in licensing policy.

Copying and sharing files is getting easier, and software packages are getting more complex. Corporate system administrators have a legal responsibility to ensure that all software and media files are properly licensed, and a professional one to ensure that each file is what it claims to be - untampered with and uninfected by viruses, properly installed, and of the most recent version, with the least bugs and security flaws. Regular computer users also need to know if files are genuine, and would benefit from a simple way to find things like help texts and up-to-date sales and support information, starting from the often mysterious files they see on their hard drives.

SLNS is the first effective solution to providing this information for all types of files, regardless of history, format, or content. It is fast enough to scan whole hard drives on a routine basis, and is not deceived by files being moved, renamed or tampered with. It uses the Internet to provide up-to-date data about any file that has been registered.

Technically, the SLNS software has three main components. The first is an efficient means of taking an internal inventory of the files in a computer network. The second is database system for storing and distributing all kinds of product data - not just copyright and licensing notices, but promotional, operational, sales, security and support information. The third is a new Internet communication method that provides levels of performance, scalability and reliability that existing web servers cannot approach. Unlike current Internet systems it is engineered for 24/7 operation with near-zero downtime and millions of simultaneous users. It has aggressive support for internationalization and is very extensible.

SLNS is absolutely not a tool for external surveillance of enterprises, and it does not provide copy prevention or license enforcement. Great effort went into making it a non-antagonistic, non-interfering tool of operational diligence that minimizes its users' legal and security exposure. What it does is provide a solution to the steadily worsening problem of computer users needing to know what the externally originating files on their systems are, but - without SLNS - having no way to find out. More broadly, it is a significant portfolio of technologies for building Internet-based systems that far exceed present expectations.

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

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $15,514 (CDN) and $26,626 (CDN) for the three months and six months ended June 30, 2002, respectively, as compared to a losses of $29,851
(CDN) and $37,329 for the corresponding periods in 2001. The decrease of $14,337
(CDN) in general and administrative expenses between the quarters ended June 30, 2002 and 2001 is mainly attributable to the decreased cost of professional fees and traveling and business promotion.

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

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 99.1 CEO Certification
                  Exhibit 99.2 CFO Certification


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                QUANTITATIVE METHODS CORPORATION



Dated:   August 14, 2002        By: s\ Robert Seaman
                                    ---------------------------------------
                                     ROBERT SEAMAN, President and Director

Exhibit 99.1 CEO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of Quantitative Methods Corporation (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/      Robert L. Seaman
--------------------------------------------
Robert L. Seaman, President,
CEO and Director
Dated:   August 14, 2002
       -------------------------------------

Exhibit 99.2 CFO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of Quantitative Methods Corporation (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

a)   The Report referenced above has been read and reviewed by the undersigned.

b) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

c) The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

d) I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Basedupon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/      Helga Leuthe
-----------------------------------------------------
Helga Leuthe, CFO, Secretary/Treasurer and
Director
Dated:   August 14, 2002