Form 10QSB
period 2002-09-30
QUANTITATIVE METHODS CORP
filed 2002-11-14
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                         Commission File No.33-55254-42
                                            -----------

                        QUANTITATIVE METHODS CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

                                NEVADA87-0485310
       (State or other jurisdiction of incorporation or organization)(IRS
                          Employer Identification No.)

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

             Class                          Outstanding as of September 30, 2002
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                         FORM 10-QSB/SEPTEMBER 30, 2002

                                TABLE OF CONTENTS




General
Index


PART I


Item 1. -  Consolidated Financial Statements:

      Balance Sheets -
          September 30, 2002 (Unaudited) and December 31, 2001 (Audited)       3

      Statements of Operations - (Unaudited) Three Months ended
          September 30, 2002 and 2001 Nine Months ended September
          30, 2002 and 2001
             and from Date of Inception to September 30, 2002                  4

      Statements of Cash Flows - (Unaudited) Nine Months ended
          September 30, 2002 and 2001
             and from Date of Inception to September 30, 2002                  5

      Notes to Consolidated Financial Statements                               6


Item 2. - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                    September 30,             December 31,
                                                                        2002                      2001
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Accounts receivable                                      $         10,729           $         9,929
         Income tax recoverable                                             32,719                    32,719
                                                                     -------------             -------------

                           TOTAL CURRENT ASSETS                             43,448                    42,648

PLANT & EQUIPMENT - net of accumulated depreciation of                      12,726                    23,367
                                                                     -------------             -------------
         $132,959 and $122,318 at 09/30/02 and 12/31/01 respectively

OTHER ASSETS
     Patents and trademarks - net of amortization of $46,776                 2,004                     9,163
                                                                     -------------             -------------
         and $39,617 at 09/30/02 and 12/31/01 respectively

TOTAL ASSETS                                                      $         58,178           $        75,178
                                                                     =============             =============

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Cash overdraft                                           $         12,344           $         8,566
         Bank loan                                                          16,747                    16,747
         Accounts payable and accrued expenses                             365,392                   365,616
         Payable - shareholders                                            349,032                   325,412
                                                                     -------------             -------------

                      TOTAL CURRENT LIABILITIES                            743,515                   716,341

STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
         10,300,000 shares                                                  15,475                    15,475
     Additional paid-in capital                                          1,836,072                 1,836,072
     Deficit accumulated during the
         development stage                                           (   2,536,884)            (   2,492,710)
                                                                      -------------             -------------

         TOTAL STOCKHOLDERS' (DEFICIT)                               (     685,337)            (     641,163)
                                                                      -------------             -------------

                                                                  $         58,178           $        75,178
                                                                     =============             =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                               Three Months Ended                   Nine Months Ended      Date of Inception
                                                   September 30,                     September 30,             to September
                                              2002             2001              2002             2001              2002
                                          -----------       -----------      -----------       -----------      -----------
SALES                                   $           0     $           0    $           0     $           0    $           0
                                         ------------      ------------     ------------      ------------     ------------

General and Administrative expenses
     Professional fees                          3,358             2,794           14,055            19,027          186,626
     Consulting                                     0                 0                0                 0          744,034
     Salaries and fringe benefits       (       1,864)                0    (       1,864)                0          368,778
     Rent                                         185               740            1,295             1,110          120,442
     Traveling and business promotion               0             4,140            2,021            10,124          128,486
     Office expenses                            2,993             1,941              467             3,218           53,507
     Research and development                       0                 0                0                 0          344,627
     Telephone and communication                   17             1,365            2,622             3,584          107,784
     Car expenses                                   0                 0                0                 0           18,235
     Insurance, taxes and licenses                  0                 0                0                 0           24,583
     Interest and bank charges                  6,924               215            7,216               719           80,435
     Interest on bank loan                          2                78              562               333           37,482
     Loss on disposal of investment                 0                 0                0                 0           35,946
     Depreciation of fixed assets               3,547             3,547           10,640            10,640          132,959
     Depreciation of deferred expenses          2,387             2,392            7,160             7,270           57,263
     Interest (income)                              0                 0                0     (       1,485)  (       14,300)
                                        -------------  ----------------    -------------      -------------    --------------

Total general & administrative expenses        17,549            17,212           44,174            54,540        2,426,887
                                       --------------  ----------------    -------------     -------------    -------------

                     NET INCOME (LOSS)
                   BEFORE INCOME TAXES  (      17,549)   (       17,212)  (       44,174)   (       54,540)  (    2,426,887)
                                         -------------     -------------    -------------     -------------    ------------

                          INCOME TAXES              0                 0                0                 0                0
                                        -------------     -------------    -------------     -------------    -------------

                     NET INCOME (LOSS)  $(     17,549)   $(      17,212)  $(      44,174)   $(      54,540)  $(   2,426,887)
                                         ============      ============     ============      ============     =============

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted
     average share                      $(        .00)   $(         .00)  $(         .00)   $(         .00)
                                         ============      ============     ============      ============
Weighted average number of common
     shares used to compute net (loss)
     per weighted average share            10,300,000        10,300,000       10,300,000        10,300,000
                                           ==========      ============       ==========        ==========

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                Nine Months Ended               Date of Inception
                                                                  September 30,                  to September 30,
                                                           2002                  2001                  2002
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $ (       44,174)     $ (      54,540)      $ (   2,426,887)
Items not requiring cash outlays:
     Loss on disposal of investment                                 0                    0                34,845
     Stock issued for services                                      0                    0               290,190
     Depreciation of fixed assets
         and deferred costs                                    17,800               17,910               190,222
     Investment tax credit adjustment                               0                    0                21,554
     Decrease in value of software
         development costs                                          0                    0               172,682
                                                       --------------        -------------         -------------

                                                       (       26,374)       (      36,630)        (   1,717,394)

Changes in working capital items                       (        1,024)              16,757               317,137
                                                        ---------------      -------------         -------------

                   NET CASH PROVIDED (REQUIRED)
                        BY OPERATING ACTIVITIES        (       27,398)       (      19,873)        (   1,400,257)
                                                        --------------        -------------        --------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                    0         (     100,747)
     Proceeds from disposal of investment                           0                    0                65,902
     Increase in software development costs                         0                    0         (     172,682)
     Acquisition of fixed assets
         and deferred expenses                                      0                    0         (     204,952)
                                                       --------------        -------------          --------------

                                NET CASH (USED)
                        BY INVESTING ACTIVITIES                     0                    0         (     412,479)
                                                       --------------        -------------          --------------

FINANCING ACTIVITIES
     Change in cash overdraft                                   3,778                  714                12,344
     Variation of advances from a shareholder                  23,620               19,159               349,032
     Net proceeds of issuance of shares                             0                    0             1,451,360
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                                    0                    0         (     134,680)
                                                       --------------        -------------          --------------

                       NET CASH PROVIDED (USED)
                        BY FINANCING ACTIVITIES                27,398               19,873             1,812,736
                                                       --------------        -------------         -------------

         INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                     0                    0                     0

         CASH AND CASH EQUIVALENTS
                         AT BEGINNING OF PERIOD                     0                    0                     0
                                                       --------------        -------------         -------------

         CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD      $              0      $             0       $             0
                                                       ==============        =============        ==============

                         CASH PAID FOR INTEREST      $            562      $           333       $        37,482

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

The unaudited consolidated financial statements for the quarter ended September 30, 2002, have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years. For further information, refer to the Company's annual consolidated financial statements and related footnotes included on Form-10KSB for the year ended December 31, 2001.


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

     The Company has incurred operating losses since inception. At September 30, 2002, the subsidiary has an accumulated deficit of $2,070,942.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2002

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Accounting Method
     The Company recognizes income and expenses based on the accrual method of accounting.

     Consolidation
     The consolidated financial statements for September 30, 2002 include the accounts of the Company and its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard").

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

     Fixed Assets and Patents
     Depreciation and Amortization
     Fixed assets and deferred expenses are accounted for at cost. The Company depreciates its fixed assets and deferred expenses according to the following methods and annual rates:

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2002

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

Business Activities
Since its incorporation in June 1995, Softguard Enterprises Inc. has dedicated itself to the research and product development of technologies for use in the field of information systems management and security. To ensure that customer security, performance and robustness of purpose requirements will be met at all times, Softguard has engineered a unique Internet client/server system technology.

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

Technically, the SLNS software has three main components. The first is an efficient means of taking an internal inventory of the files in a computer network. The second is database system for storing and distributing all kinds of product data - not just copyright and licensing notices, but promotional, operational, sales, security and support information. The third is a new Internet communication method that provides levels of performance, scalability and reliability that existing web servers cannot approach. Unlike current Internet systems it is engineered for 24/7 operation with near-zero downtime and millions of simultaneous users. It has aggressive support for internationalization and is very extendible.

SLNS is not a tool for external surveillance of enterprises, and it does not provide copy prevention or license enforcement. Great effort went into making it a non-antagonistic, non-interfering tool of operational diligence that minimizes its users' legal and security exposure. What it does is provide a solution to the steadily worsening problem of computer users needing to know what the externally originating files on their systems are, but - without SLNS - having no way to find out. More broadly, it is a significant portfolio of technologies for building Internet-based systems that far exceed present expectations.

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

Operating Results
As a result of the foregoing, the Company incurred losses from continuing operations of $17,549 (CDN) and $44,174 (CDN) for the three months and nine months ended September 30, 2002, respectively, as compared to a losses of $17,212 (CDN) and $54,540 (CDN) for the corresponding periods in 2001.

The majority of the losses incurred by the Company were the result of the on-going efforts of the Company's subsidiary Softguard in promoting its software security and document authentication programs. Management believes that by continuing to reduce the corporate overhead costs the Company will be able to continue its operations. As a result, Softguard has temporarily suspended all research and development pending further capital investments.

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

The Company intends to implement a cost-effective marketing strategy by developing a public relations campaign to take advantage of the opportunities that are being presented in the technology industry with emphasis on Internet-related businesses. The Company plans to prepare detailed marketing material, and intends to step-up its marketing activities.

Liquidity and Capital Resources
The reduction of research and development staff was a result of Softguard focusing efforts on seeking additional working capital to further the development of its products. The majority of the development of the SLNS and Quorum products was put on hold until more outside financing becomes available.

Conclusion
While management believes, although there can be no assurance, that the Company is sufficiently capitalized to continue operations for the next twelve months, management is currently seeking additional capital investment to fulfill research and development requirements which could have a material impact on short- term growth objectives.

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

                            PART II OTHER INFORMATION

Item 5. Other Information

     On August 19, 2002, Bernard Bousseau was appointed as President and Director, replacing Robert Seaman.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibit 99.1 CEO Certification
                  Exhibit 99.2 CFO Certification



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    QUANTITATIVE METHODS CORPORATION



Dated:   November 11, 2002          By: /s/ Bernard Bousseau
         -----------------             ---------------------
                                    BERNARD BOUSSEAU, President and Director

Exhibit 99.1 CEO Certification

In  connection  with the  quarterly  report on Form 10-QSB for the quarter ended
September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of Quantitative Methods Corporation (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended September 30, 2002.

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

/s/ Bernard Bousseau
Bernard Bousseau, CEO, President, and Director

Dated:   November 14, 2002
       ----------------------------------------------

Exhibit 99.2 CFO Certification

In  connection  with the  quarterly  report on Form 10-QSB for the quarter ended
September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of Quantitative Methods Corporation (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended September 30, 2002.

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

/s/ Helga Leuthe
--------------------------------------------------------------
Helga Leuthe, CFO and Director

Dated:   November 14, 2002
       -------------------------------------------------------