Form 10KSB
period 2002-12-31
QUANTITATIVE METHODS CORP
filed 2003-04-18
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File No.33-55254-42


                        QUANTITATIVE METHODS CORPORATION
           (Name of small business issuer as specified in its charter)


          NEVADA                             87-0485310
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

54 Chemin Seize Arpents, Morin Heights (Quebec) Canada       J0R1H0
(Address of principal executive offices)                     (Postal Code)

Issuer's telephone number, including area code:      (450) 226-2622

Securities registered under Section 12 (b) of the Exchange Act:        None

Securities registered under Section 12 (g) of the Exchange Act:        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant did not recognize any revenues for the fiscal year ended December 31, 2002.

The aggregate market value of the registrant's voting common stock held by non-affiliates on March 31, 2003 (based on the average bid and ask price of the common stock) was $1,697,500 (USD).

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of March 31, 2003
$.001 PAR VALUE CLASS A COMMON STOCK               10,300,000 SHARES
                       DOCUMENTS INCORPORATED BY REFERENCE
                           8-K dated January 15, 2003
                           8-K/A dated April 11, 2003

                        QUANTITATIVE METHODS CORPORATION

                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS





General                                                                       1
Index                                                                         2

PART I
     Item 1.  Description of Business                                         3
     Item 2.  Description of Property                                         5
     Item 3.  Legal Proceedings                                               6
     Item 4.  Submission of Matters to a Vote of Security Holders             6

PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters        6
     Item 6.  Management's Discussion and Analysis or Plan of Operation       6
     Item 7.  Financial Statements                                            8
     Item 8.  Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure                             8

PART III
     Item 9.  Directors, Executive Officers, Promoters and Control Persons    8
     Item 10. Executive Compensation                                          9
     Item 11. Security Ownership of Certain Beneficial Owners and Management  9
     Item 12. Certain Relationships and Related Transactions                 10
     Item 13. Exhibits and Reports on Form 8-K                               10
     Item 14. Controls and Procedures                                        11

Signatures                                                                   23

Certifications                                                            24-25

PART I

ITEM 1. Description of Business.

Quantitative Methods Corporation ("QTTM" or the "Company") was incorporated on July 26, 1990 under the laws of the State of Nevada, to engage in potential business ventures which, in the opinion of management, would provide an eventual profit for the Company.

In November 1995, the Company, in consideration of the issuance of 150,000 authorized but unissued shares, received $75,000 (USD) from Capital General Corporation. The sales price $0.50 (USD) per share was arbitrarily decided upon by both parties. After the completion of the stock purchase, Capital General became the holder of approximately 49.6% of the outstanding shares of the Company.

The Company had been in the development stage from inception until December 1998, and its operations had been limited to the aforementioned sale of shares to Capital General Corporation and the gift of shares to the minority shareholders. During this period, the Company had continued to search for potential business opportunities, which might have involved the acquisition, consolidation or reorganization of an existing business.

On January 8, 1999, the board of directors of QTTM entered into an Agreement with Softguard Enterprises Inc. ("Softguard"), a private Canadian corporation, whereby the Company issued and delivered, 7,650,000 shares, of its common stock bearing a restrictive legend, in exchange for which issuance, QTTM acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Following the transaction the former shareholders of Softguard owned 82% of the outstanding shares of the Company.

On December 31, 2002, the board of directors of QTTM, unanimously agreed to abandon its wholly owned subsidiary, Softguard Enterprises Inc., due to lack of operations. This decision was based on Softguard's inability to raise additional working capital and failure to complete its product development and generate revenues.

As a result of this decision, no significant operations presently exist, and management continues to investigate possible merger and acquisition candidates. Management believes that the Company's status, as a publicly held corporation will enhance its ability to locate potential business ventures. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

No assurance can be given as to when the Company may locate suitable business opportunities that would eventually provide a source of profit to QTTM. Management anticipates that due to its limited amount of funds, and resources, the Company may be restricted to participate in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to QTTM principally from the personal contacts of its officers and directors. In certain circumstances, the Company may agree to pay a finder's fee or other form of compensation for services provided by persons who submit a business opportunity in which the Company shall decide to participate. Such compensation may include one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities. Although no contracts or arrangements of this nature presently exist, at the present time, the Company is unable to predict the costs of locating a suitable business opportunity.

The Company will not restrict its search to any particular business, industry or geographical location, and reserves the right to evaluate and to enter into any type of business opportunity, in any stage of its development (including the "start-up" stage), in any location. In seeking a business venture, management will not be influenced by the anticipated or perceived appeal of a specific industry, management group, or product or industry, but rather, will be motivated by a company's business objective of seeking long term capital appreciation in its real value.

The Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, (the filing of the Form 8-K), pursuant to which certain information must be furnished in connection with any significant business transaction. The Company would be required to furnish, with respect to any significant acquisition, certified financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects, which do not have the requisite certified financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of who is a professional analyst and none of who have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; and future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; profit potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

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

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed, and based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, license, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. However, it is most likely that the Company will acquire a business venture by conducting a reorganization, involving the issuance of the Company's restricted securities. Reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. Reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in additional dilution to the book value of the shares and loss of control of a majority of the shares. The Company's present directors may be required to resign in connection with a reorganization.

Reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the transaction. Substantial dilution of percentage equity ownership may result to the shareholders, in the discretion of management, without the participation or authorization of the shareholders.

Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal and state securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the 1933 Act, and would not be available for resale for a period of one year, in accordance with Rule 144 promulgated under the 1933 Act. However, the Company might undertake, in connection with such a reorganization transaction, certain registration obligations in connection with such securities.

The Company may choose to enter into a venture involving the acquisition of or merger with a company, which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the shareholders of the protection of federal and state securities laws, which normally affect the process of a company becoming publicly held.

In all likelihood, the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions or investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company intends not to employ any of its affiliates, officers, directors or principal shareholders as consultants. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates. It is anticipated that the total amount of fees paid to any consultant would be paid by QTTM or by the potential target company. There are currently no contracts or agreements between any consultant and any companies that are searching for "shell" companies with which to merge.

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

This acquisition is not likely to happen before our second quarter, but it remains part of QTTM's short term plan. No final commitment will be made to acquire Solar Pro until sufficient funding is available to invest in Solar Pro and the expansion of their manufacturing facilities in Richmond (Quebec) Canada, where they will continue operations and focus resources on product development, sales and marketing.

ITEM 2. Description of Property.

At the present time, the Company owns no properties and utilizes space on a rent-free basis in the home of the president, located at 54 Chemin Seize Arpents, Morin Heights (Quebec) Canada. This arrangement is expected to continue until such time as the Company becomes involved in a business venture, which necessitates its relocation. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

There are no legal proceedings threatened or pending against the Company or any of its officers and directors.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2002.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

The Company's $.001 par value common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB), under the symbol "QTTM". The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.001 par value, of which 10,300,000 shares were issued and outstanding as of March 31, 2003.

The following table lists the high and low bid closing prices for each quarter for the common stock of the Company during the two most recent fiscal years as quoted on the National Quotation Bureau, Inc.

                                             High Bid             Low Bid
                                               Price               Price
         2001       First Quarter      $         0.875    $        0.312
                    Second Quarter               1.01              0.50
                    Third Quarter                1.60              0.30
                    Fourth Quarter               1.75              0.58
         2002       First Quarter                0.70              0.58
                    Second Quarter               1.01              0.61
                    Third Quarter                0.65              0.33
                    Fourth Quarter               0.60              0.20

As of February 28, 2003, there were approximately 396 record holders of the Company's common stock.

The Company has not previously declared or paid any dividend on its common stock and does not anticipate declaring any dividend in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

Operating Results
The Company incurred losses from continuing operations for the fiscal year ended December 31, 2002 of $14,644 (CDN), as compared to losses of $21,542 (CDN) for the year ended December 31, 2001.

The major expense which contributed to this year's loss was professional fees, consisting of accounting and auditing services of $13,511 (CDN), a decrease of $7,028 (CDN) from 2001.

Prior to January 8, 1999, the Company had limited operational history and had not engaged in business of any kind. All risks inherent in new and inexperienced enterprises were, and still are, inherent in the Company's business. The acquisition of Softguard proved unsuccessful and since Softguard could provide no future benefit to the Company it was abandoned on December 31, 2002. The principal contributing factor that lead to this decision was shortage of working capital and the second was the unavailability of the systems software designer. The working prototype of the software product that had been developed by Softguard became obsolete over time, because of discontinued research and development.

In the December 31, 2002 financial statements, our independent auditors raised a substantial doubt about the Company's ability to continue as a going concern, because in their opinion, the Company has not generated any revenues and have conducted operations at a loss since inception. To date, QTTM does not have any operations that generate revenue and presently no available capital resources. QTTM is a development stage company is unable to borrow money from banks and other traditional financial institutions. Until such time as the Company proves the feasibility of a merger or acquisition, the Company will continue to experience a cash shortage. The lack of long term, adequate financing continues to be of great concern to management.

In the absence of operating activities, our cash requirements for the following year will be limited to general and administrative expenses, which are expected to be less than $250 (CDN) per month, and professional fees for legal and accounting services. We will require additional capital in order to continue as a going concern in the long term.

Although, the Company does not have any cash reserves, the directors have indicated willingness, for the time being, to continue to pay general and administrative expenses and advance funds sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company. The Company therefore believes that it can continue as a going concern in the near future. The loans will be interest free with no fixed terms of repayment. These related parties are not obliged to advance money to pay for operating costs, and therefore, no assurances can be given that they will continue to do so, in which case the Company may have to cease operations entirely and liquidate.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company, like QTTM, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company. Should a merger or acquisition prove unsuccessful, it is possible that management may decide to abandon its search and no longer pursue its acquisition activities, and the shares of the Company would become worthless.

Competition
The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. The competing entities will have significantly greater experience, financial resources, facilities, contacts and managerial expertise, than the Company and will, consequently, be in a better position to compete with larger more experienced entities to obtain access to, and engage in, proposed business ventures, which are low-risk. Business opportunities in which the Company may ultimately participate are likely to be highly risky and extremely speculative.

Liquidity and Capital Resources
The Company is currently seeking additional capital through private placements or other financing to pay operating costs and develop operating activities through a merger or acquisition of a potential business opportunity. At the present time, management is negotiating with potential investors who have expressed interest in providing financing to fund future acquisitions. Moreover, due to the Company's poor liquidity and lack of operations, the cost of obtaining additional capital is expected to be significant.

There can be no assurance that the Company will be able to raise the capital it needs in the future. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive. Consequently, if the Company is unable to obtain funds from external sources, it is possible that it will be unable to satisfy its working capital requirements and continue to operate in the long term.

Plan of Operation
The discussion in this section assumes that the acquisition of Solar Pro will be a success. Management recognizes that the Company's future depends on its ability to continue to operate and to raise money for acquisitions. In order to do so, management is presently concentrating its efforts on obtaining financing. The amount of capital required is approximately $300,000 (CDN), of which $250,000 (CDN) will be advanced to Solar Pro to expand its operations. The remaining $50,000 (CDN), will be used to pay professional fees and related expenses associated with the application for listing on the BBX Exchange, a proposed automated electronic exchange that will eventually replace the negotiated order system of the OTC Bulletin Board (OTCBB).

Conclusion
It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that even though the Company will have limited capital, the fact that its securities will be publicly held will make it a reasonably attractive business prospect for other firms.

ITEM 7. Financial Statements.

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the independent auditor's report, with respect thereto, referred to in the Index to Financial Statements, appear in Item 13 in this Form 10-KSB.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth information concerning the positions held by the Company's executive officers and directors during the fiscal year ended December 31, 2002.

                  Name                   Age       Position
                  ----                   ---       --------
                  Bernard Bousseau       46        President/Director
                  Helga Leuthe           43        Secretary/Treasurer/Director

On August 19, 2002, following the resignation of Mr. Robert L. Seaman, the new President and Director was appointed and will serve until the next annual meeting of the Company's stockholders.

Bernard Bousseau
Mr. Bousseau, 46, has been President and Director of QTTM since August 19, 2002. For the past thirteen years, Bernard Bousseau has been the director of police for the town of Mirabel, one of the largest territorial divisions of Quebec, which includes an international airport. Prior to holding this management position, he was a police officer for the Montreal Urban Community.

In 1994, he received a Masters degree in Business Administration from the University of Quebec at Montreal. Since his graduation, he has provided sponsorship counseling to a wide range of start-up companies. Mr. Bousseau serves as an officer/director for the following private and public companies: Palmex Inc., Les Explorations Raudin Inc. and Les Explorations Oracle Inc.

Helga Leuthe
Ms. Leuthe, 43, has been Secretary/Treasurer and Director of QTTM since January 12, 1999, and in addition to her management position with the Company, she has served as Secretary/Treasurer and Director of Softguard since June 1995. She devotes her time primarily to her role as a business administrator and homemaker. Previously, Ms. Leuthe held corporate positions in finance and accounting in diverse industries, including information technology, publishing, tourism, pulp and paper, and investments. Ms. Leuthe's educational background is in management and accounting. Ms. Leuthe is also an officer and director of Egret, Inc., a public company.

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

ITEM 10. Executive Compensation.

During the year ended December 31, 2002, the Company had no arrangements for the remuneration of its officers and/or directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf.

At the present time, the Company does not have any compensation agreements or plans with any officers and/or directors of the Company. The Company does intend to adopt a compensation plan to remunerate its directors and/or officers, in accordance with their responsibilities, when resources allow, at a rate to be determined by the Board of Director.

ITEM 11. Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2002, and as March 31, 2003, information regarding the beneficial ownership of the Company's voting securities:

     i) by each person (including any "group") known to the Company to own five percent (5%) or more of the outstanding shares,
     ii) and by each of the directors and/or executive officers of the Company, (individually and/or as a group). The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

HOLDERS OF GREATER THAN 5% OF CLASS

                         Name and Address                          Amount of
Title of Class        of Beneficial Owner                   Beneficial Ownership               Percent of Class
--------------        -------------------                   --------------------               ----------------
Common Stock          Haven Trading Ltd.                            4,500,000                         43.70%
                      Sea Meadow House
                      Blackburne Highway
                      P.O. Box 116
                      Roadtown, Tortola BWI

                         Name and Address                          Amount of
Title of Class        of Beneficial Owner                   Beneficial Ownership               Percent of Class
--------------        -------------------                   --------------------               ----------------
Common Stock          Versa Capital Inc.                              550,000                          5.33%
                      Tradewinds Building
                      PO Box N-9645
                      Nassau, Bahamas

TOTAL OF ALL SHAREHOLDINGS
OF GREATER THAN 5%                                                  5,050,000                         49.03%

DIRECTORS AND OFFICERS

Common Stock          Bernard Bousseau                                      0                          0.00%
                      54 Chemin Seize Arpents
                      Morin Heights, (Quebec) Canada J0R 1H0
                      (Director and Officer)

Common Stock          Helga Leuthe                                    400,000                          3.88%
                      70 de Navarre Crescent
                      St-Lambert (Quebec) Canada H4T 1V6
                      (Director and Officer)

TOTAL SHAREHOLDINGS OF
DIRECTORS AND OFFICERS                                                400,000                          3.88%

ITEM 12. Certain Relationships and Related Transactions.

As of March 31, 2003, no director, officer, nominee for election as a director, or associate of such director, officer or nominee is, or was, indebted to the Company during the last fiscal year.

During 2002, Ms. Leuthe paid expenses and loaned money to the Company in the amount of $28,100 (CDN), with the result that the Company owed her $52,315 (CDN) as of December 31, 2002. The loan is non-interest bearing with no fixed terms of repayment.

QTTM utilizes office space provided by Mr. Bousseau, president of the Company at no charge.

ITEM 13. Exhibits and Reports on Form 8-K.

Documents filed as part of the report:

         1) The financial statements filed for the fiscal period ended December 31, 2002 as part of this report are listed separately in the Index to Financial Statements.

         2)    Reports on Form 8-K:
               a) The Company filed a Form 8-K on January 15, 2003, which disclosure was required by Item 2 - Acquisition or Disposition of Assets.
               b) The Company filed a Form 8-K/A on April 11, 2003, which disclosure was required by Item 7 - Pro Forma Financial Information.
               c) There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2002.
               d) The Company filed a Form 8-K on January 21, 1999, which disclosure was required by Item 1 - Change in control of the Registrant; and Item 6 - Resignations of Registrant's Directors and Officers.

               e) The Company filed a Form 8-K/A on March 14, 2000, which disclosure was required by Item 7 - Audited Financial Statements of Softguard Enterprises Inc. for the six months ending December 31, 1998 and the year ended June 30, 1998, and included Audited Schedule of Expenses for the year ended June 30, 1997.

ITEM 14. Controls and Procedures

         a) On March 15, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that:

               i) recorded transactions are valid;
              ii) valid transactions are recorded; and
             iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations, and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

         b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







Index                                                                  12

Independent Auditor's Report                                           13

Consolidated Financial Statements:

     1)  Balance Sheet - December 31, 2002                             14

     2)  Statements of Operations
         Fiscal Years ended December 31, 2002 and 2001,
         and from Date of Inception to December 31, 2002               15

     3)  Statements of Cash Flows
         Fiscal Years ended December 31, 2002 and 2001,
         and from Date of Inception to December 31, 2001               16

     4)  Statements of Changes in Stockholders' Equity (Deficit)
         Fiscal Years ended December 31, 2002 and 2001,
         and from Date of Inception to December 31, 2001               17

Notes to Consolidated Financial Statements                             18

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Quantitative Methods Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Quantitative Methods Corporation (a Nevada development stage company) and subsidiary as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001, and for the period of July 26, 1990 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantitative Methods Corporation (a development stage company) and subsidiary as of December 31, 2002, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 2002 and 2001, and for the period of July 26, 1990 (date of inception) to December 31, 2002, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has cash flow constraint, an accumulated deficit of $1,917,602 at December 31, 2002, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                             /s/ Smith & Company
                                                   CERTIFIED PUBLIC  ACCOUNTANTS
Salt Lake City, Utah
April 15, 2003

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002
                         (expressed in Canadian dollars)




ASSETS
     CURRENT ASSETS
         Cash                                                          $               0
                                                                       -----------------

                           TOTAL CURRENT ASSETS                                        0
                                                                       -----------------

TOTAL ASSETS                                                           $               0
                                                                       =================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                      $          13,740
         Payable - shareholders (Note 5)                                          52,315
                                                                       -----------------


                      TOTAL CURRENT LIABILITIES                                   66,055

STOCKHOLDERS' (DEFICIT)
     Common Stock (Note 6)
         $.001 par value; authorized 25,000,000 shares
         Issued and outstanding 10,300,000 shares                                 11,485
     Additional paid-in capital                                                1,840,062
     Deficit accumulated during the
         development stage                                             (       1,917,602)
                                                                        ----------------

         TOTAL STOCKHOLDERS' (DEFICIT)                                 (          66,055)
                                                                        ----------------
                                                                       $               0
                                                                       =================



See Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)




                                                            Year Ended           Year Ended          Date of Inception
                                                           December 31,         December 31,          to December 31,
                                                               2002                 2001                   2002
                                                          ---------------       ---------------      ----------------
SALES                                                     $             0       $             0      $              0
                                                            -------------         -------------         -------------

General and Administrative expenses
     Professional fees                                             13,511                20,539                57,820
     Consulting                                                         0                     0               289,466
     Traveling and business promotion                                   0                     0                 1,165
     Office expenses                                                  215                   194                 3,570
     General & administrative                                         152                   370               112,895
     Foreign exchange fluctuations                                    711                   405                 1,230
     Interest and bank charges                                         32                     0                    32
     Interest on bank loan                                             23                    34                    64
                                                            -------------         -------------         -------------

Total general and administrative expenses                          14,644                21,542               466,242
                                                            -------------         -------------         -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES                (      14,644)        (      21,542)        (     466,242)
                                                             ------------          ------------          -------------

     Discontinued operations - subsidiary (Note 4)                589,752         (      43,974)        (   1,451,360)

                                INCOME TAXES                            0                     0                     0
                                                            -------------         -------------         -------------

                           NET INCOME (LOSS)              $       575,108       $ (      65,516)     $  (   1,917,602)
                                                            =============          ============          ============

BASIC AND DILUTED LOSS
   PER SHARE
     Net income (loss) per weighted average share:
     Net operating loss                                   $ (         .00)      $ (         .00)
     Discontinued operations                                          .06         (         .01)
                                                            -------------          ------------

                                                          $           .06       $ (         .01)
                                                            =============          ============

Weighted average number of common
     shares used to compute net (loss)
     per weighted average share                                10,300,000            10,300,000
                                                            =============         =============


See Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)

                                                            Year Ended            Year Ended       Date of Inception
                                                           December 31,          December 31,         to December 31,
                                                               2002                  2001                  2002
                                                          ---------------       ---------------      ----------------
OPERATING ACTIVITIES
Net earnings (loss)                                       $       575,108       $ (      65,516)     $  (   1,917,602)
Adjustment to reconcile net loss to net cash
   Provided (used) by operating activities
     Loss on investment                                                 0                     0                34,845
     Investment credit                                                  0                     0                21,554
     Depreciation                                                  32,530                23,843               204,952
     Decrease in software development costs                             0                     0               172,682
     Discontinued operations                                     (681,720)                    0                     0
     Stock issued for services                                          0                     0               290,190
                                                            -------------         -------------         -------------
                                                            (      74,082)        (      41,673)        (   1,193,379)
Changes in receivables                                             31,920                60,116                     0
Changes in payables                                                14,009         (      89,872)               13,740
                                                            -------------          ------------         -------------

                         NET CASH PROVIDED (USED)
                          BY OPERATING ACTIVITIES           (      28,153)        (      71,429)        (   1,179,639)
                                                             ------------          ------------          ------------

INVESTING ACTIVITIES
     Acquire investment                                                 0                     0         (     100,747)
     Proceeds of disposal of investment                                 0                     0                65,902
     Software development costs                                         0                     0         (     172,682)
     Acquire fixed assets                                               0                     0         (     204,952)
                                                            -------------         -------------          ------------

                                  NET CASH (USED)
                          BY INVESTING ACTIVITIES                       0                     0         (     412,479)
                                                            -------------         -------------          ------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                      36,719                64,309                52,315
     Net proceeds of issuance of shares                                 0                     0             1,539,803
     Long-term debt                                                     0                     0               134,680
     Repay debt                                                         0                     0         (     134,680)
     Change in bank overdraft                               (       8,566)                7,120                     0
                                                             ------------         -------------         -------------

                         NET CASH PROVIDED (USED)
                          BY FINANCING ACTIVITIES                  28,153                71,429             1,592,118
                                                            -------------         -------------         -------------

                      INCREASE (DECREASE) IN CASH
                             AND CASH EQUIVALENTS                       0                     0                     0
                        CASH AND CASH EQUIVALENTS
                             AT BEGINNING OF YEAR                       0                     0                     0
                                                            -------------         -------------         -------------

                        CASH AND CASH EQUIVALENTS
                                   AT END OF YEAR         $             0       $             0      $              0
                                                            =============         =============         =============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                         $            23       $           866      $          6,648
         Income tax                                                     0                     0                     0


See Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (expressed in Canadian Dollars)

                                                                                             Deficit
                                                                                           Accumulated
                                                                       Additional            During
                                         Common Stock                    Paid-in           Development
                                  Shares         $   Amount          $   Capital        $     Stage       $       Total
                             ---------------       -------------       -------------      --------------    --------------
Balance at 06/23/95
   (Date of inception)                     0     $             0     $             0    $              0  $              0
   Issuance of common
     stock at $1.00 per
     share at 07/27/95                     1                   1                   0                   0                 1
   Issuance of common
     stock at $1.00 per
     share at 11/01/95                   999                 999                   0                   0               999
   Additional paid-in
     capital
     at 06/30/96                           0                   0             440,000                   0           440,000

   Net loss for period                                                                  (        268,329)   (      268,329)
                             ---------------     ---------------     ---------------     ---------------     -------------
Balance at 06/30/96                    1,000               1,000             440,000    (        268,329)          172,671

   Net loss for period                                                                  (        463,423)   (      463,423)
                             ---------------     ---------------     ---------------     ---------------     -------------
Balance at 06/30/97                    1,000               1,000             440,000    (        731,752)   (      290,752)

   Net loss for period                                                                  (        214,859)   (      214,859)
                             ---------------     ---------------     ---------------     ---------------     -------------
Balance at 12/31/97                    1,000               1,000             440,000    (        946,611)   (      505,611)

   Issuance of common stock
    - stock split at
    06/30/98 and
     additional paid-in
      capital                        999,000                   0             845,897                   0           845,897
   Issuance of common stock
   at $.02 per share at
    12/31/98 and
     additional paid-in
      capital                      6,650,000               6,650             157,813                   0           164,463

   Net loss for period                                                                  (        375,509)   (      375,509)
                             ---------------     ---------------     ---------------     ---------------     -------------
Balance at 12/31/98                7,650,000               7,650           1,443,710    (      1,322,120)          129,240

   Amount transferred to
   deficit                                                                              (        109,997)   (      109,997)
   Re-capitalization on
     01/09/99                      1,150,000               1,664             108,333                   0           109,997
   Issuance of common
     stock at $.001 per
     share for services at
     01/16/99                        500,000                 724                   0                   0               724
   Issuance of common
     stock at $.29 per
     share for services
     at 09/01/99                   1,000,000               1,447             288,019                   0           289,466

   Net loss for period                                                                  (        792,636)   (      792,636)
                             ---------------     ---------------     ---------------     ---------------     -------------
Balance at 12/31/99               10,300,000              11,485           1,840,062    (      2,224,753)   (      373,206)

   Net loss for period                                                                  (        202,441)   (      202,441)
                             ---------------     ---------------     ---------------     ---------------     -------------
Balance at 12/31/00               10,300,000              11,485           1,840,062    (      2,427,194)   (      575,647)

   Net loss for period                                                                  (         65,516)   (       65,516)
                             ---------------     ---------------     ------------------- ---------------     -------------
Balance at 12/31/01               10,300,000              11,485           1,840,062    (      2,492,710)   (      641,163)

   Net income for period                                                                         575,108           575,108
                             ---------------     ---------------     ---------------    ----------------    --------------
Balance at 12/31/02               10,300,000   $          11,485  $        1,840,062  $ (      1,917,602) $ (       66,055)
                             ===============     ===============     ===============     ===============     =============


Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

         For accounting purposes, the transaction was treated as an issuance of shares by Softguard Enterprises Inc. for the net monetary assets of the Company (nil at January 8, 1999), accompanied by a re-capitalization.

         The historical financial statements prior to December 31, 1998 are those of Softguard Enterprises Inc.

         On December 31, 2002, the Company's management decided to abandon its wholly owned subsidiary, Softguard Enterprises Inc. due to lack of operations. This transaction was recorded in the December 31, 2002 financial statements as a discontinuation of operations.

         The Company is in the early development stage and management devotes most of its activities in investigating business opportunities. Because of a serious working capital deficiency and significant operating losses from inception, there is substantial doubt about the ability of the Company to continue as a going concern.

         The Company will need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed.

         The Company will pursue interests in various other business opportunities that, in the opinion of management, may provide a profit to the Company. Additional external financing or other capital may be required to proceed with any business plan that may be developed by the Company.

NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The consolidated financial statements are expressed in Canadian dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2002 and 2001

         Principles of Consolidation
         The consolidated financial statements for December 31, 2002 include the accounts of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard"). Softguard was the main line of business for the Company until its abandonment on December 31, 2002. All significant inter-company transactions have been eliminated on consolidation.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 3-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising was $0 in 2002 and $1,165 since inception.

         Basic and Diluted Net Income (Loss) Per Share
         Basic net income (loss) per share is computed by dividing net earnings
         (loss) available to common stockholders by the weighted average number of common shares and common equivalent shares outstanding during the period.

         Cash and Cash Equivalents
         For financial statement purposes, the Company considers all highly liquid instruments with original maturities of less than three months to be cash equivalents.

         Comprehensive Income
         Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income".
         This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS no. 130 had no significant impact on total shareholders' deficit as of December 31, 2002.

         Concentration of Credit Risk
         The Company's exposure to credit risk is minimal.

         Dividend Policy
         The Company has not yet adopted any policy regarding payment of dividends.

         Estimates and Assumptions
         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

         Fair Value of Financial Instruments
         The Company's financial instruments, including accounts payable and amounts payable to shareholders are carried at cost, which approximate their fair values due to their short-term maturity.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2002 and 2001

         Income Taxes
         Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Statement of Financing Accounting Standards No. 109, requires a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

         Interest Rate Risk
         The Company is not exposed to interest rate risk.

         Translation of Foreign Currencies
         Transactions in currencies other than the Canadian dollar are translated at the exchange rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into Canadian dollars using the exchange rate in effect on the balance sheet date. Any gain or loss due to exchange fluctuation is charged to the statement of income (loss).

         Revenue Recognition
         The Company has not recognized any revenue to date.

         Recent Accounting Pronouncements
         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful time. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its consolidated financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-Up Activities". SOP 98-5 is effective for the Company's fiscal year ending December 31, 2000. SOP requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

         In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 is effective for fiscal years beginning after June 15, 1999. SFAS No.133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in their fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2002 and 2001

NOTE 3:           COMPARATIVE FIGURES

         Certain comparative amounts of previous years have been restated in order to conform with the current year's presentation of the financial statements.

NOTE 4:           DISCONTINUED OPERATIONS

         Ownership of the Company's wholly owned subsidiary was distributed to the original shareholders of Softguard Enterprises Inc., effective December 31, 2002. Following the adoption of a formal plan to abandon Softguard by the Board of Directors on December 30, 2002. This transaction was included in "discontinued operations" in the Consolidated Statements of Operations for 2002.

         Effective December 31, 2002, the Company abandoned its subsidiary. Losses from the subsidiary for 2002 were $91,968. The subsidiary's liabilities exceeded its assets by $681,720 resulting in a gain on discontinued operations of $589,752. There were no income tax consequences other than to reduce the subsidiary's net loss carryforward.

NOTE 5:           PAYABLE - SHAREHOLDERS

         At December 31, 2002, the Company owes $52,315 to one shareholder. The amount is non-interest bearing and the shareholder expects repayment as soon as the Company has sufficient funds to do so.

NOTE 6:           COMMON STOCK

         The Company is authorized to issue 25,000,000 share of $.001 par value common stock. For the periods ending December 31, 2002 and 2001, the Company had 10,300,000 shares of common stock outstanding.

NOTE 7:           INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators of the basic income
         (loss) per share for the years ended December 31, 2002 and 2001.

                                                   2002                       2001
                                            ------------------         -----------------
         Net income (loss) available to
              common stockholder            $        575,108           $ (      65,516)

         Weighted average shares:
              Outstanding all year                10,300,000                10,300,000

         Basic income (loss) per share
              (based on weighted
              average shares)               $            .06           $ (         .01)


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2002 and 2001


NOTE 7:           INCOME TAX

         The components of the provision for income taxes at December 31, 2002 are as follows:

                           Current - Federal                  $            0
                           Deferred - Federal                              0
                                                                ------------

                           Income tax provision               $            0
                                                                ============

         A reconciliation of the consolidated income tax provision for the Company and to the amount expected using the U.S. Federal statutory rate follows:

                           Expected amount using
                             U.S. Federal statutory rate      $ (      4,979)
                           Change in valuation
                           allowance                                   4,979
                                                                ------------

                           Effective tax                      $            0
                                                                ============

         Deferred tax assets (liabilities) consisted of the following at December 31, 2002.

                           Deferred tax assets
                           Net operating loss
                           carryforwards                      $      158,522
                           Deferred tax liability                          0
                                                                ------------
                                                                     158,522
                           Valuation allowance                  (    158,522)
                                                                 -----------

                           Net asset                          $            0
                                                                ============

         At December 31, 2002, the Company has net operating loss (NOL) carryforwards totaling approximately $466,242 (CDN). The carryforwards begin to expire in the fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended December 31, 2002 was $4,511.

NOTE 8:           GOING CONCERN

         The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2002, the Company has an accumulated deficit of $1,917,062
         (CDN) and its current liabilities exceeded its current assets by $66,055 (CDN).

         The Company's continuation as a going concern is dependent upon its ability to obtain additional working capital. Management recognizes that, if it is unable to raise additional funding, the Company may cease operations.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          QUANTITATIVE METHODS CORPORATION



Dated:  April 18, 2003    By:   /s/ Bernard Bousseau
                              -----------------------------------------------
                              BERNARD BOUSSEAU, President and Director



Dated:  April 18, 2003    By:   /s/ Helga Leuthe
                              -----------------------------------------------
                              HELGA LEUTHE, Secretary/Treasurer and Director Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  April 18, 2003   By:   /s/ Bernard Bousseau
                             -----------------------------------------------
                             BERNARD BOUSSEAU, President and Director



Dated:  April 18, 2003   By:   /s/ Helga Leuthe
                             -----------------------------------------------
                             HELGA LEUTHE, Secretary/Treasurer and Director

CERTIFICATION

I, Bernard BOUSSEAU, Director and President, certify that:

1. I have reviewed this annual report on Form 10-KSB of Quantitative Methods Corporation Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly resent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 18, 2003


/s/ Bernard Bousseau
Bernard Bousseau
Director and President

CERTIFICATION

I, Helga LEUTHE, Director and Secretary/Treasurer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Quantitative Methods Corporation Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly resent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 18, 2003


/s/ Helga Leuthe
Helga Leuthe
Director and Secretary/Treasurer