Form 10QSB
period 2003-03-31
QUANTITATIVE METHODS CORP
filed 2003-05-20
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended March 31, 2003
                                                 --------------


                         Commission File No.33-55254-42


                        QUANTITATIVE METHODS CORPORATION
           (Name of small business issuer as specified in its charter)


           NEVADA                                       87-0485310
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

54 Chemin Seize Arpents, Morin Heights (Quebec) Canada            J0R 1H0
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

                        QUANTITATIVE METHODS CORPORATION

                           FORM 10-QSB/MARCH 31, 2003

                                TABLE OF CONTENTS




General                                                                  1
Index                                                                    2


PART I - FINANCIAL INFORMATION

     Item 1. -  Consolidated Financial Statements:

       Balance Sheets -
             March 31, 2003 (Unaudited) and December 31, 2002 (Audited)  3

       Statements of Operations - (Unaudited)
         Three Months ended March 31, 2003 and 2002
                and from Date of Inception to March 31, 2003             4

       Statements of Cash Flows - (Unaudited)
             Three Months ended March 31, 2003 and 2002
         and from Date of Inception to March 31, 2003                    5

       Notes to Consolidated Financial Statements                        6


     Item 2. - Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                       9

     Item 3 - Controls and Procedures                                    12

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                           12

Signature                                                                13
Certification                                                            14-15

                          PART I FINANCIAL INFORMATION

ITEM 1. - Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      March 31,               December 31,
                                                                        2003                      2002
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Cash                                                     $              0           $             0
                                                                     -------------             -------------

                           TOTAL CURRENT ASSETS                                  0                         0
                                                                     -------------             -------------

TOTAL ASSETS                                                      $              0           $             0
                                                                     =============             =============



LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                    $       4,537           $        13,740
         Payable - shareholders                                             61,551                    52,315
                                                                     -------------             -------------

                      TOTAL CURRENT LIABILITIES                             66,088                    66,055

STOCKHOLDERS' (DEFICIT)
     Common Stock - $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                           11,485                    11,485
     Additional paid-in capital                                          1,840,062                 1,840,062
     Deficit accumulated during the
         development stage                                         (     1,917,635)           (    1,917,602)
                                                                     -------------             -------------

         TOTAL STOCKHOLDERS' (DEFICIT)                             (        66,088)           (       66,055)
                                                                     -------------             -------------

                                                                  $              0           $             0
                                                                     =============             =============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                               Three Months Ended             Date of Inception
                                                                    March 31,                      to March 31,
                                                           2003                  2002                  2003
                                                     ----------------      ---------------       ---------------
SALES                                                $              0      $             0       $             0
                                                       --------------        -------------         -------------

General Administrative expenses
     Professional fees                                              0                    0                57,820
     Consulting                                                     0                    0               289,466
     Traveling and business promotion                               0                    0                 1,165
     Office expenses                                                0                  214                 3,570
     General and administrative                                   398                    0               113,293
     Foreign exchange fluctuation                      (          365)                  14                   865
     Interest and bank charges                                      0                    0                    32
     Interest on bank loan                                          0                   23                    64
                                                       --------------        -------------         -------------

Total general and administrative expenses                          33                  251               466,275
                                                       --------------        -------------         -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES           (           33)       (         251)        (     466,275)
                                                        --------------        ------------          ------------

     Discontinued operations - subsidiary                           0        (      10,860)        (   1,451,360)

                                INCOME TAXES                        0                    0         (           0)
                                                       --------------        -------------          ------------

                           NET INCOME (LOSS)         $ (           33)     $ (      11,111)      $ (   1,917,635)
                                                        =============         ============          ============

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted average share
     Net operating loss                              $ (      .00)         $ (      .00)

Weighted average number of common
     shares used to compute net (loss)
     per weighted average share                            10,300,000           10,300,000
                                                       ==============        =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                               Three Months Ended              Date of Inception
                                                                    March 31,                      to March 31,
                                                           2003                  2002                  2003
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $ (           33)     $ (      11,111)      $ (   1,917,635)
Adjustment to reconcile net loss to net cash
   Provided (used) by operating activities
     Loss on investment                                             0                    0                34,845
     Investment tax credit adjustment                               0                    0                21,554
     Depreciation of assets                                         0                5,933               204,952
     Decrease in software development costs                         0                    0               172,682
     Stock issued for services                                      0                    0               290,190
                                                       --------------        -------------         -------------
                                                       (           33)       (       5,178)        (   1,193,412)

Changes in receivables                                              0        (         507)                    0
Changes in payables                                    (        9,203)       (       1,581)                4,537
                                                        -------------         ------------         -------------

                NET CASH PROVIDED (REQUIRED)
                     BY OPERATING ACTIVITIES           (        9,236)       (       7,266)        (   1,188,875)
                                                        --------------        ------------          ------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                    0         (     100,747)
     Proceeds of disposal of investment                             0                    0                65,902
     Software development costs                                     0                    0         (     172,682)
     Acquisition of fixed assets                                    0                    0         (     204,952)
                                                       --------------        -------------          ------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                        0                    0         (     412,479)
                                                       --------------        -------------          ------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                   9,236        (         604)               61,551
     Net proceeds of issuance of shares                             0                    0             1,539,803
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                                    0                    0         (     134,680)
     Change in bank overdraft                                       0                    0                     0
                                                       --------------        -------------         -------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                    9,236        (         604)            1,601,354
                                                       --------------         ------------         -------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                        0        (       7,870)                    0

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD                        0        (       8,566)                    0
                                                       --------------         ------------         -------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $              0      $ (      16,436)      $             0
                                                       ==============         ============         =============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
         interest                                    $              0      $            23       $         6,648
         income tax                                                 0                    0                     0


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

         On December 31, 2002, the Company's management decided to abandon its wholly subsidiary, Softguard Enterprises Inc. due to lack of operations. This transaction was recorded in the December 31, 2002 financial statements as a discontinuation of operations.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The unaudited interim financial statements are expressed in Canadian dollars and have been prepared in accordance with the accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for a complete presentation of financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year or for any future period.

         Certain comparative amounts of previous periods have been restated in order to conform to the current period's presentation of the financial statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003

         Principles of Consolidation
         The consolidated financial statements for March 31, 2003 include the accounts of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard"). Softguard was the main line of business for the Company until its abandonment on December 31, 2002. All significant inter-company transactions have been eliminated on consolidation.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expense was $0 for the period ending March 31,2003 and $1,165 since inception.

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

         Comprehensive Income
         Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS no. 130 had no significant impact on total shareholders' deficit as of March 31, 2003.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003

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

ITEM 1. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2002. Actual results could differ materially from the results discussed in the forward-looking statements. The Company assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

History and Purpose
Quantitative Methods Corporation ("QTTM" or the "Company") was incorporated under the laws of the State of Nevada on July 26, 1990, to engage in potential business ventures which, in the opinion of management, would provide an eventual profit for the Company. The Company's common stock is currently traded on the OTC Bulletin Board (OTCBB), under the symbol "QTTM".

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

Business Activities
No significant operations presently exist, and management continues to investigate possible merger and acquisition candidates. Management believes that the Company's status, as a publicly held corporation will enhance its ability to locate potential business ventures. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

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

Operating Results
The Company incurred losses from continuing operations for the three months ended March 31, 2003 of $33 (CDN), as compared to losses of $251 (CDN) for the corresponding period in 2002.

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

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Company has an accumulated deficit of $1,917,635 (CDN) and its current liabilities exceeded its current assets by $66,088 (CDN).

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

Plan of Operation
Although, the Company does not have any cash reserves, the directors have indicated willingness, for the time being, to continue to pay general and administrative expenses and advance funds sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company. The Company therefore believes that it can continue as a going concern in the near future. The loans will be interest free with no fixed terms of repayment. These related parties are not obliged to advance money to pay for operating costs, and therefore, no assurances can be given that they will continue to do so, in which case the Company may have to cease operations entirely and liquidate.

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

ITEM 3. - Controls and Procedures

(a) On May 15, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that
     i)   recorded transactions are valid;
     ii)  valid transactions are recorded; and
     iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations, and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                            PART II OTHER INFORMATION

ITEM 6. - Exhibits and Reports on Form 8-K

Documents filed as part of the report:
1) Reports on Form 8-K:

     a) The Company filed a Form 8-K on Januar 15, 2003, which disclosure was required by Item 2 - Acquisition or Disposition of Assets.

     b) The Company filed a Form 8-K/A on Apri 11, 2003, which disclosure was required by Item 7 - Pro Forma Financial Information.

     c) The Company filed a Form 8-K on Januar 21, 1999, which disclosure was required by Item 1 - Change in control of the Registrant; and Item 6 - Resignations of Registrant's Directors and Officers.

     d) The Company filed a Form 8-K/A on Marc 14, 2000, which disclosure was required by Item 7 - Audited Financial Statements of Softguard Enterprises Inc. for the six months ending December 31, 1998 and the year ended June 30, 1998. Audited Schedule of Expenses for the year ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           QUANTITATIVE METHODS CORPORATION



Dated:   May 19, 2003      By: /s/ Bernard Bousseau
                               --------------------
                           BERNARD BOUSSEAU, President and Director

CERTIFICATION

I, Bernard BOUSSEAU, Director and President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quantitative Methods Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003


/s/ Bernard Bousseau
Director and President

CERTIFICATION

I, Helga LEUTHE, Director and Secretary/Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quantitative Methods Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003


/s/ Helga Leuthe
Director and Secretary/Treasurer