Form 10QSB
period 2003-06-30
QUANTITATIVE METHODS CORP
filed 2003-08-13
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------


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

             Class                           Outstanding as of June 30, 2003
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                10,300,000 SHARES
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                            FORM 10-QSB/JUNE 30, 2003

                                TABLE OF CONTENTS




General                                                                        1
Index                                                                          2

PART I - FINANCIAL INFORMATION

     Item 1. - Consolidated Financial Statements:

      Balance Sheets -
          June 30, 2003 (Unaudited) and December 31, 2002 (Audited)            3

      Statements of Operations - (Unaudited) Three Months ended June
          30, 2003 and 2002 Six Months ended June 30, 2003 and 2002
            and from Date of Inception to June 30, 2003                        4

      Statements of Cash Flows - (Unaudited)
          Six Months ended June 30, 2003 and 2002
             and from Date of Inception to June 30, 2003                       5

      Notes to Unaudited Consolidated Financial Statements                     6

     Item 2. - Management's  Discussion and Analysis of Financial
              Condition and Results of Operations                              9

     Item 3 - Controls and Procedures                                         12

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                12

Signature                                                                     13
Certifications                                                             14-16

                          PART I FINANCIAL INFORMATION

ITEM 1. - Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      June 30,               December 31,
                                                                        2003                      2002
                                                                  ----------------           ---------------
                                                                     (Unaudited)             (Audited)
ASSETS
     CURRENT ASSETS
         Cash                                                     $              0           $             0
                                                                  ----------------           ---------------

                           TOTAL CURRENT ASSETS                                  0                         0
                                                                  ----------------           ---------------

TOTAL ASSETS                                                      $              0           $             0
                                                                  ----------------           ---------------



LIABILITIES & (DEFICIT)
CURRENT LIABILITIES
         Accounts payable and accrued liabilities                 $         13,264           $        13,740
         Payable - shareholders                                             62,497                    52,315
                                                                  ----------------           ---------------

         TOTAL CURRENT LIABILITIES                                          75,761                    66,055

STOCKHOLDERS' (DEFICIT)
     Common Stock - $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                           11,485                    11,485
     Additional paid-in capital                                          1,840,062                 1,840,062
     Deficit accumulated during the
         development stage                                              (1,927,308)               (1,917,602)
                                                                  ----------------           ---------------

         TOTAL STOCKHOLDERS' (DEFICIT)                                     (75,761)                  (66,055)
                                                                  ----------------           ---------------

                                                                  $              0           $             0
                                                                  ================           ===============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                      Three Months Ended              Six Months Ended       Date of Inception
                                                           June 30,                       June 30,               to June 30,
                                                    2003            2002            2003            2002            2003
                                                -------------  --------------  --------------  --------------  --------------
SALES                                           $           0  $            0  $            0  $            0  $            0
                                                 ------------   -------------   -------------   -------------   -------------

General and Administrative expenses
  Professional fees                                     9,596          11,039           9,596          11,039          67,415
  Consulting                                                0               0               0               0         289,466
  Traveling and business promotion                          0               0               0               0           1,165
  Office expenses                                           0               0               0             215           3,570
  General and administrative                              135             152             533             152         113,426
  Foreign exchange fluctuation                  (          58)            669  (          423)            682             807
  Interest and bank charges                                 0              32               0              32              32
  Interest on bank loan                                     0               0               0              23              67
                                                -------------  --------------  --------------  --------------  --------------

Total general and administrative expenses               9,673          11,892           9,706          12,143         475,948
                                                -------------  --------------  --------------  --------------  --------------

                  NET INCOME (LOSS)
                BEFORE INCOME TAXES             (       9,673) (       11,892) (        9,706) (       12,143)       (475,948)
                                                -------------  --------------  --------------  --------------  --------------

  Discontinued operations - subsidiary                      0  (        3,622)              0  (       14,483)     (1,451,360)

                       INCOME TAXES                         0               0               0               0               0
                                                -------------  --------------  --------------  --------------  --------------

                  NET INCOME (LOSS)             $(      9,673) $(      15,514) $(       9,706) $(      26,626) $(   1,927,308)
                                                =============  ==============  ==============  ==============  ==============

BASIC AND DILUTED LOSS
     PER SHARE
Net (loss) per weighted
     average share                              $(        .00) $(         .00) $(         .00) $(         .00)
                                                =============  ==============  ==============  ==============
Weighted average number of common
     shares used to compute net (loss)
     per weighted average share                    10,300,000      10,300,000      10,300,000      10,300,000
                                                =============  ==============  ==============  ==============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                Six Months Ended                Date of Inception
                                                                    June 30,                        to June 30,
                                                         2003                    2002                  2003
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $(         9,706)     $(       26,626)      $(    1,927,308)
Adjustment to reconcile net loss to net cash
   Provided (used) by operating activities
     Loss on investment                                             0                    0                34,845
     Investment tax credit adjustment                               0                    0                21,554
     Depreciation of assets                                         0               11,867               204,952
     Decrease in software development costs                         0                    0               172,682
     Stock issued for services                                      0                    0               290,190
                                                       --------------        -------------         -------------

                                                       (        9,706)       (      14,759)        (   1,203,085)
     Changes in receivables                                         0        (         769)                    0
     Changes in payables                               (          476)       (      11,098)               13,264
                                                        -------------         ------------         -------------

                   NET CASH PROVIDED (REQUIRED)
                        BY OPERATING ACTIVITIES        (       10,182)       (      26,626)        (   1,189,821)
                                                        -------------         ------------          ------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                    0         (     100,747)
     Proceeds of disposal of investment                             0                    0                65,902
     Software development costs                                     0                    0         (     172,682)
     Acquisition of fixed assets                                    0                    0         (     204,952)
                                                       --------------        -------------          ------------

                                NET CASH (USED)
                        BY INVESTING ACTIVITIES                     0                    0         (     412,479)
                                                       --------------        -------------          ------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                  10,182               18,546                62,497
     Net proceeds of issuance of shares                             0                    0             1,539,803
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                                    0                    0         (     134,680)
     Change in cash overdraft                                       0                8,080                     0
                                                       --------------        -------------         -------------

                       NET CASH PROVIDED (USED)
                        BY FINANCING ACTIVITIES                10,182               26,626             1,602,300
                                                       --------------        -------------         -------------

                    INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                     0                    0                     0

                      CASH AND CASH EQUIVALENTS
                         AT BEGINNING OF PERIOD                     0                    0                     0
                                                       --------------        -------------         -------------

                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD      $              0      $             0       $             0
                                                       ==============        =============        ==============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
         interest                                    $              0      $             0       $         6,648
         income tax                                                 0                    0                     0

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The unaudited interim financial statements are expressed in Canadian dollars (except par value of stock) and have been prepared in accordance with the accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for a complete presentation of financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year or for any future period.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003


         Certain comparative amounts of previous periods have been restated in order to conform to the current period's presentation of the financial statements.

         Principles of Consolidation
         The consolidated financial statements for June 30, 2003 include the accounts of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard"). Softguard was the main line of business for the Company until its abandonment on December 31, 2002. All significant inter-company transactions have been eliminated in consolidation.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expense was $0 for the period ending June 30, 2003 and $1,165 since inception.

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

         Comprehensive Income
         Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of June 30, 2003.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003


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

ITEM 1. - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward- looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2002. Actual results could differ materially from the results discussed in the forward-looking statements. The Company assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

History and Purpose
Quantitative Methods Corporation ("QTTM" or the "Company") was incorporated under the laws of the State of Nevada on July 26, 1990, to engage in potential business ventures which, in the opinion of management, would provide an eventual profit for the Company. The Company's common stock is currently traded on the OTC Bulletin Board (OTCBB), under the symbol "QTTM".

On January 8, 1999, the board of directors of QTTM entered into an Agreement with Softguard Enterprises Inc. ("Softguard"), a private Canadian corporation, whereby the Company issued and delivered, 7,650,000 shares of its common stock bearing a restrictive legend, in exchange for which issuance QTTM acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Following the transaction the former shareholders of Softguard owned 82% of the outstanding shares of the Company.

On December 31, 2002, the board of directors of QTTM unanimously agreed to abandon its wholly owned subsidiary, Softguard Enterprises Inc., due to lack of operations. This decision was based on Softguard's inability to raise additional working capital and failure to complete its product development and generate revenues.

Business Activities
No significant operations presently exist, and management continues to investigate possible merger and acquisition candidates. Management believes that the Company's status as a publicly held corporation will enhance its ability to locate potential business ventures. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

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

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed, and based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, license, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. However, it is most likely that the Company will acquire a business venture by conducting reorganization, involving the issuance of the Company's restricted securities. Reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. Reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in additional dilution to the book value of the shares and loss of control of a majority of the shares. The Company's present directors may be required to resign in connection with reorganization.

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

This acquisition is not likely to happen before our third quarter, but it remains part of QTTM's short-term plan. No final commitment will be made to acquire Solar Pro until sufficient funding is available to invest in Solar Pro and the expansion of their manufacturing facilities in Richmond (Quebec) Canada, where they will continue operations and focus resources on product development, sales and marketing.

Operating Results
The Company incurred losses from continuing operations of $9,673 (CDN) and $9,706 (CDN) for the three months and six months ended June 30, 2003, as compared to losses of $11,892 (CDN) and $12,143 (CDN) for the corresponding periods in 2002.

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

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2003, the Company has an accumulated deficit of $1,927,308 (CDN) and its current liabilities exceeded its current assets by $75,761 (CDN).

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like QTTM, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company. Should a merger or acquisition prove unsuccessful, it is possible that management may decide to abandon its search and no longer pursue its acquisition activities, and the shares of the Company would become worthless.

Conclusion
It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that even though the Company will have limited capital, the fact that its securities will be publicly held will make it a reasonably attractive business prospect for other firms.

ITEM 3. - Controls and Procedures

     (a) On June 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that i) recorded transactions are valid; ii) valid transactions are recorded; and iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations, and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. - Exhibits and Reports on Form 8-K

     a)  Exhibits
         Exhibit 31.1
                  Certification of the Chief Executive Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 31.2
                  Certification of the Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32.1
                  Certification of the Chief Executive Officer and Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K:
              a) The Company filed a Form 8-K/A on April 11, 2003, which disclosure was required by Item 7 - Pro Forma Financial Information.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           QUANTITATIVE METHODS CORPORATION



Dated:   August 6, 2003    By: /s/ Bernard Bousseau
                               --------------------
                           BERNARD BOUSSEAU, President and Director

EXHIBIT 31.1
                                CEO CERTIFICATION

I, Bernard BOUSSEAU, Director and President, certify that:

1.   I have reviewed this report on Form 10-QSB of Quantitative Methods
     Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 6, 2003

/s/ Bernard Bousseau
Director and President

EXHIBIT 31.2
                                CFO CERTIFICATION

I, Helga LEUTHE, Director and Secretary/Treasurer, certify that:

1.   I have reviewed this report on Form 10-QSB of Quantitative Methods
     Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 6, 2003

/s/ Helga Leuthe
Director and Secretary/Treasurer

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Quantitative Methods Corporation (the "Company") for the quarter and six months ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Bernard Bousseau, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   August 6, 2003

     /s/ Bernard Bousseau
Bernard Bousseau, President and Director

     /s/ Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director