Form 10QSB
period 2003-09-30
QUANTITATIVE METHODS CORP
filed 2003-11-13
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                For the quarterly period ended September 30, 2003
                                               ------------------


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

              Class                       Outstanding as of September 30, 2003
$.001 PAR VALUE CLASS A COMMON STOCK                 10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                        QUANTITATIVE METHODS CORPORATION

                         FORM 10-QSB/SEPTEMBER 30, 2003

                         TABLE OF CONTENTS



General                                                                  1
Index                                                                    2

PART I - FINANCIAL INFORMATION

Item 1. - Consolidated Financial Statements:

Balance Sheets - September 30, 2003
  (Unaudited) and December 31, 2002 (Audited)                           3

Statements of Operations - (Unaudited) Three
   Months ended September 30, 2003 and 2002
   Nine Months ended September 30, 2003 and 2002
   and from Date of Inception to September 30, 2003                     4

Statements of Cash Flows - (Unaudited) Nine Months
   ended September 30, 2003 and 2002 and from
   Date of Inception to September 30, 2003                              5

Notes to Unaudited Consolidated Financial Statements                    6

Item 2. -  Management's  Discussion  and  Analysis
   of  Financial  Condition  and Results of Operations                  9

Item 3 - Controls and Procedures                                       12

PART II - OTHER INFORMATION

Item 6 - Exhibits                                                      12

Signature                                                              13
Certifications                                                      14-16

PART I FINANCIAL INFORMATION

ITEM 1. - Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                  September 30,     December 31,
                                                                     2003              2002
                                                               -----------------  -----------------
                                                                 (Unaudited)          (Audited)
ASSETS
  CURRENT ASSETS
    Cash                                                       $               0  $               0
                                                               -----------------  -----------------

           TOTAL CURRENT ASSETS                                                0                  0
                                                               -----------------  -----------------

TOTAL ASSETS                                                   $               0  $               0
                                                               =================  =================



LIABILITIES  &  (DEFICIT)
  CURRENT  LIABILITIES
     Accounts  payable  and  accrued liabilities               $          13,067  $          13,740
     Payable - shareholders                                               64,633             52,315
                                                               -----------------  -----------------

           TOTAL CURRENT LIABILITIES                                      77,700             66,055

STOCKHOLDERS' (DEFICIT)
     Common Stock - $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                         11,485             11,485
     Additional paid-in capital                                        1,840,062          1,840,062
     Deficit accumulated during the
         development stage                                            (1,929,247)        (1,917,602)
                                                               -----------------  -----------------

         TOTAL STOCKHOLDERS' (DEFICIT)                                   (77,700)           (66,055)
                                                               -----------------  -----------------

                                                               $               0  $               0
                                                               =================  =================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                    Three Months Ended                Nine Months Ended         Date of Inception
                                                       September 30,                    September 30,              to September
                                                   2003            2002             2003            2002              2003
                                              --------------  ---------------  --------------  ---------------  ---------------
SALES                                         $            0  $             0  $            0  $             0  $             0
                                              --------------  ---------------  --------------  ---------------  ---------------

General and Administrative expenses
  Professional fees                                    1,801            2,794          11,397           13,834           69,217
  Consulting                                               0                0               0                0          289,466
  Traveling and business promotion                         0                0               0                0            1,165
  Office expenses                                          0                0               0              215            3,570
  General and administrative                             193                0             726              151          113,618
  Foreign exchange fluctuation                           (55)              11            (478)             693              752
  Interest and bank charges                                0                0               0               32               32
  Interest on bank loan                                    0                0               0               23               67
                                              --------------  ---------------  --------------  ---------------  ---------------

Total general and administrative expenses              1,939            2,805          11,645           14,948          477,887
                                              --------------  ---------------  --------------  ---------------  ---------------

       NET INCOME (LOSS) BEFORE INCOME TAXES          (1,939)          (2,805)        (11,645)         (14,948)        (477,887)
                                              --------------  ---------------  --------------  ---------------  ---------------

Discontinued operations - subsidiary                       0          (14,744)              0          (29,226)      (1,451,360)

                                INCOME TAXES               0                0               0                0                0
                                              --------------  ---------------  --------------  ---------------  ---------------

                         NET  INCOME  (LOSS)  $       (1,939) $       (17,549) $      (11,645) $       (44,174) $    (1,929,247)
                                              ==============  ===============  ==============  ===============  ===============

BASIC AND DILUTED LOSS PER SHARE
Net (loss) per weighted average share         $         (.00) $          (.00) $         (.00) $          (.00)
                                              ==============  ===============  ==============  ===============
Weighted average number of common
  shares used to compute net (loss)
  per weighted  average share                     10,300,000       10,300,000      10,300,000       10,300,000
                                              ==============  ===============  ==============  ===============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Nine  Months  Ended            Date of Inception
                                                       September  30,              to September  30,
                                                   2003              2002               2003
                                              --------------    ---------------    ----------------
OPERATING  ACTIVITIES
Net  earnings  (loss)                         $      (11,645)   $       (44,174)   $     (1,929,247)
Adjustment to reconcile net loss to net cash
  Provided (used) by operating activities
   Loss on investment                                      0                  0              34,845
   Investment tax  credit  adjustment                      0                  0              21,554
   Depreciation of assets                                  0             17,800             204,952
   Decrease in software development costs                  0                  0             172,682
   Stock issued for services                               0                  0             290,190
                                              --------------    ---------------    ----------------

                                                     (11,645)           (26,374)         (1,205,024)
   Changes in  receivables                                 0               (800)                  0
   Changes in payables                                  (673)              (224)             13,067
                                              --------------    ---------------    ----------------

                 NET CASH PROVIDED (REQUIRED)
                    BY OPERATING  ACTIVITIES         (12,318)           (27,398)         (1,191,957)
                                              --------------    ---------------    ----------------

INVESTING  ACTIVITIES
   Acquisition  of  investment                             0                  0            (100,747)
   Proceeds  of disposal of  investment                    0                  0              65,902
   Software  development  costs                            0                  0            (172,682)
   Acquisition of fixed assets                             0                  0            (204,952)
                                              --------------    ---------------    ----------------

                             NET CASH (USED)
                    BY INVESTING ACTIVITIES                0                  0            (412,479)
                                              --------------    ---------------    ----------------

FINANCING  ACTIVITIES
   Variation of advances from a shareholder           12,318             23,620              64,633
   Net  proceeds of issuance of shares                     0                  0           1,539,803
   Addition to  long-term debt                             0                  0             134,680
   Repayment  of  long-term  debt                          0                  0            (134,680)
   Change in cash overdraft                                0              3,778                   0
                                              --------------    ---------------    ----------------

                    NET CASH PROVIDED (USED)
                   BY FINANCING  ACTIVITIES           12,318             27,398           1,604,436
                                              --------------    ---------------    ----------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS               0                  0                   0

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD               0                  0                   0
                                              --------------    ---------------    ----------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD  $            0    $             0    $              0
                                              ==============    ===============    ================

SUPPLEMENTAL  DISCLOSURES
OF CASH FLOW  INFORMATION
   Cash paid during the period for:
     interest                                 $            0    $             0    $          6,648
     income tax                                            0                  0                   0

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2003

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The unaudited interim financial statements are expressed in Canadian dollars (except par value of stock) and have been prepared in accordance with the accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for a complete presentation of financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year or for any future period.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2003


         Certain comparative amounts of previous periods have been restated in order to conform to the current period's presentation of the financial statements.

         Principles of Consolidation
         The consolidated financial statements for September 30, 2003 include the accounts of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard"). Softguard was the main line of business for the Company until its abandonment on December 31, 2002. All significant inter-company transactions have been eliminated in consolidation.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expense was $0 for the period ending September 30, 2003 and $1,165 since inception.

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

         Comprehensive Income
         Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of September 30, 2003.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2003


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

         Translation of Foreign Currencies
         Transactions in currencies other than the Canadian dollar are translated at the exchange rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into Canadian dollars using the exchange rate in effect on the balance sheet date. Any gain or loss due to exchange fluctuation is charged to the statement of operations.

         Revenue Recognition
         The Company has not recognized any revenue to date.

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

The Company has entered into an agreement to agree with Roadtronic Innovation, a Canadian-based high-tech company specializing in fleet operations and management systems. Roadtronic is a leading North American innovator of Fleet Operation Management Systems. By integrating the ROADPARTNER (TM) system, with other fleet management products, fleet managers can reduce operating costs and improve overall supervision and security.

The Company expects the due diligence in respect to the potential merger to be completed before the end of the next quarter.

Operating Results
The Company incurred losses from continuing operations of $1,939 (CDN) and $11,645 (CDN) for the three months and nine months ended September 30, 2003, as compared to losses of $2,805 (CDN) and $14,948 (CDN) for the corresponding periods in 2002.

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

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2003, the Company has an accumulated deficit of $1,929,247 (CDN) and its current liabilities exceeded its current assets by $77,700 (CDN).

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

ITEM 3. - Controls and Procedures

     (a) On September 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that
          i)   recorded transactions are valid;
          ii)  valid transactions are recorded; and
          iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations, and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

     Exhibit 32.1 Certification of the Chief Executive Officer an Chief Financial Officer of Quantitative Methods Corporation pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   QUANTITATIVE METHODS CORPORATION



Dated:   November 12, 2003         By: /s/ Bernard Bousseau
                                       ------------------------------------
                                   BERNARD BOUSSEAU, President and Director

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

4. The small business issuer's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     c) Disclosed in this report any change in the smal business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: November 12, 2003

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

4. The small business issuer's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     c) Disclosed in this report any change in the smal business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: November 12, 2003

/s/ Helga Leuthe
Director and Secretary/Treasurer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Quantitative Methods Corporation (the "Company") for the quarter and nine months ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Bernard Bousseau, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2003

         /s/ Bernard Bousseau
Bernard Bousseau, President and Director

         /s/ Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director