Form 10KSB
period 2003-12-31
QUANTITATIVE METHODS CORP
filed 2004-04-13
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003
                                   -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

Commission File No.33-55254-42


                        QUANTITATIVE METHODS CORPORATION
           (Name of small business issuer as specified in its charter)

     NEVADA                                      87-0485310
------------------------------------    ----------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

54 Chemin Seize Arpents, Morin Heights (Quebec) Canada         J0R 1H0
------------------------------------------------------       ------------
(Address of principal executive offices)                    (Postal Code)

Issuer's telephone number, including area code:               (450) 226-2622

Securities registered under Section 12 (b) of the Exchange Act:     None

Securities registered under Section 12 (g) of the Exchange Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes []No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant did not recognize any revenues for the fiscal year ended December 31, 2003.

The aggregate market value of the registrant's voting common stock held by non-affiliates on April 10, 2004 (based on the average of the bid and ask price of the common stock on the OTC Bulletin Board) was $5,480,500 (USD).

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class              Outstanding as of March 15, 2004
------------------------------------    ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK              10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

                           8-K dated January 15, 2003
                           8-K/A dated April 11, 2003

                                             QUANTITATIVE METHODS CORPORATION

                                              2003 FORM 10-KSB ANNUAL REPORT

                                                     TABLE OF CONTENTS



General                                                                        1
Index                                                                          2

PART I
     Item 1.      Description of Business                                      3
     Item 2.      Description of Property                                      5
     Item 3.      Legal Proceedings                                            5
     Item 4.      Submission of Matters to a Vote of Security Holders          5

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters     6
     Item 6.      Management's Discussion and Analysis or Plan of Operation    6
     Item 7.      Financial Statements                                         8
     Item 8.      Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         18
     Item 8A.     Controls and Procedures                                     18

PART III
     Item 9.      Directors, Executive Officers, Promoters and
                  Control Persons                                             18
     Item 10.     Executive Compensation                                      19
     Item 11.     Security Ownership of Certain Beneficial Owners
                  and Management                                              19
     Item 12.     Certain Relationships and Related Transactions              20
     Item 13.     Exhibits and Reports on Form 8-K                            20
     Item 14.     Principal Accountant Fees and Services                      20

Signatures                                                                    21

Exhibits                                                                      22

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

In all likelihood, the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions or investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company intends not to employ any of its affiliates, officers, directors or principal shareholders as consultants. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates. It is anticipated that the total amount of fees paid to any consultant would be paid by QTTM or by the potential target company. At the present time, QTTM has not engaged any consultants or firms to investigate a possible merger or an acquisition of a "shell" company.

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

In March 2004, the Company entered into an agreement in principle with Roadtronic Innovation Inc. ("Roadtronic"), a Canadian-based high-tech company specializing in the development of technology solutions in vehicle management. Roadtronic's technology has been developed over the past six years. The ROADPARTNER(tm) system, when integrated with other fleet management products, is designed to assist fleet managers in reducing operational costs, improve supervision and optimize vehicle operations and security. The user-friendly system provides fleet managers with the required information to minimize risks and support decision-making.

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

There are no legal proceedings threatened or pending against the Company or any of its offices and directors.

ITEM 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2003.

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters.

The Company's $.001 par value common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB), under the symbol "QTTM". The Company's authorized capital stock consists of 25,000,000 shares of common stock, $.001 par value, of which 10,300,000 shares were issued and outstanding as of March 15, 2004. As of March 15, 2004, there were approximately 395 record holders of the Company's common stock.

The following table lists the high and low bid price range for the common stock of the Company, as quoted on the National Quotation Bureau, Inc. - (OTC Bulletin Board) for each quarter, during the two most recent fiscal years. Such quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective years.

                                              High Ask      Low Bid
                                                Price          Price
         2002       First Quarter           $      0.70     $      0.58
                    Second Quarter                 1.01            0.61
                    Third Quarter                  0.65            0.33
                    Fourth Quarter                 0.60            0.20
         2003       First Quarter                  0.60            0.17
                    Second Quarter                 0.50            0.20
                    Third Quarter                  1.15            0.00
                    Fourth Quarter                 1.10            0.55

On April 10, 2004, the Company's stock price closed at $1.05 (USD) per share. The aggregrate market value of the stock held by non-affiliates on April 10, 2004 was $5,092,500 (USD).

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.       Management's  Discussion and Analysis or Plan of Operation.

Operating Results
The Company incurred losses from continuing operations for the fiscal year ended December 31, 2003 of $18,978 (CDN), as compared to losses of $14,644 (CDN) for the year ended December 31, 2002, an increase of $4,334 (CDN).

The major expense which contributed to this year's loss was professional fees, consisting of accounting and auditing services of $13,086 (CDN), a decrease of $425 (CDN) from 2002 and interest expense of $5,150 (CDN) for loan from shareholder.

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

In the December 31, 2003 financial statements, our independent auditors raised a substantial doubt about the Company's ability to continue as a going concern, because in their opinion, the Company has not generated any revenues and have conducted operations at a loss since inception. To date, QTTM does not have any operations that generate revenue and presently no available capital resources. QTTM as a development stage company is unable to borrow money from banks and other traditional financial institutions. Until such time as the Company proves the feasibility of a merger or acquisition, the Company will continue to experience a cash shortage. The lack of long term, adequate financing continues to be of great concern to management.

In the absence of operating activities, our cash requirements for the following year will be limited to general and administrative expenses, which are expected to be less than $250 (CDN) per month, and professional fees for legal and accounting services and interest expense. We will require additional capital in order to continue as a going concern in the long term.

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

Plan of Operation
The discussion in this section assumes that the acquisition of Roadtronic will be a success. Management recognizes that the Company's future depends on its ability to continue to operate and to raise money for acquisitions. In order to do so, management is presently concentrating its efforts on obtaining financing. The amount of capital required is approximately $1,150,000 (CDN), of which $1,000,000 (CDN), will be advanced to Roadtronic to expand its operations. The remaining $150,000 (CDN), will be used to pay professional fees and related expenses associated with the application for listing on the TSX Venture Exchange, a Canadian public venture marketplace.

Conclusion
It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that even though the Company will have limited capital, the fact that its securities will be publicly held will make it a reasonably attractive business prospect for other firms.

ITEM 7.       Financial Statements.

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the independent auditors' report, with respect thereto, referred to in the Index to Financial Statements, are as follows:

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Index                                                                                                                     8

Independent Auditors' Report                                                                                              9

Consolidated Financial Statements:

     1)  Balance Sheet - December 31, 2003                                                                               10

     2) Statements of Operations Fiscal Years ended December 31, 2003 and 2002,
         and from Date of Inception to December 31, 2003                                                                 11

     3) Statements of Cash Flows Fiscal Years ended December 31, 2003 and 2002,
         and from Date of Inception to December 31, 2003                                                                 12

     4) Statements of Changes in Stockholders' Equity (Deficit) Fiscal Years ended
         December 31, 2003 and 2002, and from Date of Inception to December 31, 2003                                     13

Notes to Consolidated Financial Statements                                                                               14

                                      Smith

                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Quantitative Methods Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Quantitative Methods Corporation (a Nevada development stage company) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002, and for the period of July 26, 1990 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantitative Methods Corporation (a development stage company) as of December 31, 2003, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 2003 and 2002, and for the period of July 26, 1990 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has cash flow constraint, an accumulated deficit of $1,936,580 at December 31, 2003, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                             /s/ Smith & Company
                                         CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 12, 2004


         4764 South 900 East, Suite 1 o Salt Lake City, Utah 84117-4977
              Telephone: (801) 281-4700 o Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2003
                         (expressed in Canadian dollars)




ASSETS
   CURRENT ASSETS
     Cash                                                                  $                0
                                                                           ------------------

                                                   TOTAL CURRENT ASSETS                     0
                                                                           ------------------

                                                           TOTAL ASSETS    $                0
                                                                           ==================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable and accrued liabilities                              $           14,756
     Payable - shareholders (Note 5)                                                   70,277
                                                                           ------------------


                                              TOTAL CURRENT LIABILITIES                85,033

STOCKHOLDERS' (DEFICIT)
   Common Stock (Note 6)
     $.001 par value; authorized - 25,000,000 shares
     Issued and outstanding 10,300,000 shares                                          11,485
   Additional paid-in capital                                                       1,840,062
   Deficit accumulated during the development stage                                (1,936,580)
                                                                           ------------------

                                          TOTAL STOCKHOLDERS' (DEFICIT)               (85,033)
                                                                           ------------------

                                                                           $                0
                                                                           ==================


                 See Notes to Consolidated Financial Statements.

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)


                                                                      Year Ended      Year Ended          Date of Inception
                                                                     December 31,        December 31,     to December 31,
                                                                         2003                2002                2003
                                                                     -------------    ---------------     -----------------
SALES                                                                $           0    $             0     $               0
                                                                     -------------    ---------------     -----------------

General and Administrative expenses
   Professional fees                                                        13,086             13,511                70,905
   Consulting                                                                    0                  0               289,466
   Traveling and business promotion                                            495                  0                 1,660
   Office expenses                                                               0                215                 3,570
   General and administrative                                                  722                152               113,618
   Foreign exchange fluctuation                                               (478)               711                   752
   Bank charges                                                                  0                 32                    32
   Interest on loan                                                          5,153                 23                 5,217
                                                                     -------------    ---------------     -----------------

Total general and administrative expenses                                   18,978             14,644               485,220
                                                                     -------------    ---------------     -----------------

                                                NET INCOME (LOSS)
                                             BEFORE INCOME TAXES           (18,978)           (14,644)             (485,220)
                                                                     -------------    ---------------     ------------------

   Discontinued operations - subsidiary (Note 4)                                 0            589,752            (1,451,360)

                                                    INCOME TAXES                 0                  0                     0
                                                                     -------------    ---------------     -----------------

                                               NET INCOME (LOSS)     $     (18,978)   $       575,108     $      (1,936,580)
                                                                     =============    ===============     =================

BASIC AND DILUTED INCOME (LOSS) PER SHARE Net income (loss)
 per weighted average share
   Net operating loss                                                $         .00    $           .00
   Discontinued operations                                                     .00                .06
                                                                     -------------    ---------------

                                                                     $         .00    $           .06
                                                                     =============    ===============

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                 10,300,000         10,300,000
                                                                     =============    ===============




                 See Notes to Consolidated Financial Statements.

                        QUANTITATIVE METHODS CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)


                                                                      Year Ended      Year Ended          Date of Inception
                                                                     December 31,        December 31,     to December 31,
                                                                         2003                2002                2003
                                                                     -------------    ---------------     -----------------
OPERATING ACTIVITIES
Net earnings (loss)                                                  $     (18,978)   $       575,108     $      (1,936,580)
Adjustment to reconcile net loss to net cash
   Provided (used) by operating activities
     Loss on investment                                                          0                  0                34,845
     Investment credit                                                           0                  0                21,554
     Depreciation                                                                0                  0               204,952
     Decrease in software development costs                                      0             32,530               172,682
     Discontinued operations                                                     0           (681,720)                    0
     Stock issued for services                                                   0                  0               290,190
                                                                     -------------    ---------------     -----------------
                                                                           (18,978)           (74,082)           (1,212,357)

     Changes in receivables                                                      0             31,920                     0
     Changes in payables                                                     1,016             14,009                14,756
                                                                     -------------    ---------------     -----------------

                                    NET CASH PROVIDED (REQUIRED)
                                         BY OPERATING ACTIVITIES           (17,962)           (28,153)           (1,197,601)
                                                                     -------------    ---------------     -----------------

INVESTING ACTIVITIES
   Acquisition of investments                                                    0                  0              (100,747)
   Proceeds of disposal of investment                                            0                  0                65,902
   Software development costs                                                    0                  0              (172,682)
   Acquisition of fixed assets                                                   0                  0              (204,952)
                                                                     -------------    ---------------     -----------------

                                                 NET CASH (USED)
                                         BY INVESTING ACTIVITIES                 0                  0              (412,479)
                                                                     -------------    ---------------     -----------------

FINANCING ACTIVITIES
   Variation of advances from a shareholder                                 17,962             36,719                70,277
   Net proceeds of issuance of shares                                            0                  0             1,539,803
   Addition to long-term debt                                                    0                  0               134,680
   Repayment of long-term debt                                                   0             (8,566)             (134,680)
                                                                     -------------    ---------------     -----------------

                                        NET CASH PROVIDED (USED)
                                         BY FINANCING ACTIVITIES            17,962             28,153             1,610,080
                                                                     -------------    ---------------     -----------------

                                     INCREASE (DECREASE) IN CASH
                                            AND CASH EQUIVALENTS                 0                  0                     0

                                       CASH AND CASH EQUIVALENTS
                                            AT BEGINNING OF YEAR                 0                  0                     0
                                                                     -------------    ---------------     -----------------

                                       CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR     $          (0)   $             0     $               0
                                                                     =============    ===============     =================

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
       Interest                                                      $           3    $            23     $           6,651
       Income tax                                                                0                  0                     0


                 See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (expressed in Canadian Dollars)

                                                                                               Deficit
                                                                                             Accumulated
                                                                         Additional            During
                                            Common Stock                   Paid-in           Development
                                      Shares            Amount             Capital              Stage               Total
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 06/23/95
   (Date of inception)                          0  $             0     $             0    $              0    $              0
Issuance of common stock at
   $1.00 per share at 07/27/95                  1                1                   0                   0                   1
Issuance of common stock at
   $1.00 per share at 11/01/95                999              999                   0                   0                 999
Additional paid-in capital
   at 06/30/96                                  0                0             440,000                   0             440,000
            Net loss for period                                                                   (268,329)           (268,329)
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 06/30/96                         1,000            1,000             440,000            (268,329)            172,671

            Net loss for period                                                                   (463,423)           (463,423)
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 06/30/97                         1,000            1,000             440,000            (731,752)           (290,752)

            Net loss for period                                                                   (214,859)           (214,859)
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 12/31/97                         1,000            1,000             440,000            (946,611)           (505,611)

Issuance of common stock
   stock split at 06/30/98 and
   additional paid-in capital             999,000                0             845,897                   0             845,897
Issuance of common stock at
   $.02 per share at 12/31/98
   and additional paid-in capital       6,650,000            6,650             157,813                   0             164,463
            Net loss for period                                                                   (375,509)           (375,509)
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 12/31/98                     7,650,000            7,650           1,443,710          (1,322,120)            129,240

Amount transferred to deficit                                                                     (109,997)           (109,997)
Re-capitalization on 01/09/99           1,150,000            1,664             108,333                   0             109,997
Issuance of common stock at
   $.001 per share for services
   at 01/16/99                            500,000              724                   0                   0                 724
Issuance of common stock at
   $.29 per share for services
   at 09/01/99                          1,000,000            1,447             288,019                   0             289,466
            Net loss for period                                                                   (792,636)           (792,636)
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 12/31/99                    10,300,000           11,485           1,840,062          (2,224,753)           (373,206)

            Net loss for period                                                                   (202,441)           (202,441)
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 12/31/00                    10,300,000           11,485           1,840,062          (2,427,194)           (575,647)

            Net loss for period                                                                    (65,516)            (65,516)
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 12/31/01                    10,300,000           11,485           1,840,062          (2,492,710)           (641,163)

          Net income for period                                                                    575,108             575,108
                                 ----------------  ---------------     ---------------    ----------------    ----------------
Balance at 12/31/02                    10,300,000           11,485           1,840,062          (1,917,602)            (66,055)

            Net loss for period                                                                    (18,978)            (18,978)
                                 ----------------  ---------------     ---------------    -----------------   ----------------
Balance at 12/31/03                    10,300,000  $        11,485     $     1,840,062    $     (1,936,580)   $        (85,033)
                                 ================  ===============     ===============    ================    ================




                 See Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1:       INCORPORATION AND NATURE OF BUSINESS

     Quantitative Methods Corporation, a development stage enterprise, was incorporated under the laws of the State of Nevada on July 26, 1990. The Company acquired 100% ownership of Softguard Enterprises, Inc., incorporated on June 23, 1995, to engage in the technical product research and development and commercialization of the"SLNS" and "AQUORUM" products for use in the field of information systems management and security. Softguard is a development stage enterprise and has had no revenues to date.

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

NOTE 2:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     The consolidated financial statements are expressed in Canadian dollars (except par value of common stock) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

     Principles of Consolidation
     The consolidated financial statements for December 31, 2003 include the accounts of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard"). Softguard was the main line of business for the Company until its abandonment on December 31, 2002. All significant inter-company transactions have been eliminated on consolidation.

     Advertising Costs
     The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising was $495 in 2003 and $1,660 since inception.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2003 and 2002

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

     Comprehensive Income
     Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of December 31, 2003.

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

     Interest Rate Risk
     The Company is exposed to fluctuating interest rates.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2003 and 2002

NOTE 4:       DISCONTINUED OPERATIONS

     Ownership of the Company's wholly owned subsidiary was distributed to the original shareholders of Softguard Enterprises Inc., effective December 31, 2002., following the adoption of a formal plan to abandon Softguard by the Board of Directors on December 30, 2002. This transaction was included in "discontinued operations" in the Consolidated Statements of Operations for 2002.

     Effective December 31, 2002, the Company abandoned its subsidiary. Losses from the subsidiary for 2002 were $91,968. The subsidiary's liabilities exceeded its assets by $681,720 resulting in a gain on discontinued operations of $589,752. There were no income tax consequences other than to reduce the subsidiary's net loss carryforward.

NOTE 5:       PAYABLE - SHAREHOLDERS

     At December 31, 2003, the Company owes $70,277 to one shareholder. The amount bears interest at 6% and the shareholder expects repayment as soon as the Company has sufficient funds to do so.

NOTE 6:       COMMON STOCK

     The Company is authorized to issue 25,000,000 share of $.001 par value common stock. For the periods ending December 31, 2003 and 2002, the Company had 10,300,000 shares of common stock outstanding.

NOTE 7:       LOSS PER SHARE

     The following is a reconciliation of the numerators of the basic income
     (loss) per share for the years ended December 31, 2003 and 2002.

                                                   2003                  2002
                                            ------------------    ------------------
     Net income (loss) available to
       common stockholder                   $          (18,978)   $          575,108
     Weighted average shares:
       Outstanding all year                         10,300,000            10,300,000
     Basic income (loss) per share
       (based on weighted
       average shares)                      $              .00    $              .06

NOTE 8:       INCOME TAX

     The components of the provision for income taxes at December 31, 2003 are as follows:

       Current- Federal                     $                0
       Deferred- Federal                                     0
                                            ------------------
       Income tax provision                 $                0
                                            ==================

     A reconciliation of the consolidated income tax provision for the Company and to the amount expected using the U.S. Federal statutory rate follows:

     Expected amount using
       U.S. Federal statutory rate          $           (6,451)
       Change in valuation
       allowance                                         6,451
                                            ------------------
       Effective tax                        $                0
                                            ==================

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2003 and 2002

NOTE 8:       INCOME TAX (continued)

     Deferred tax assets (liabilities) consisted of the following at December 31, 2003.

         Deferred tax assets

         Net operating loss
         carryforwards                      $          164,973
         Deferred tax liability                              0
                                            ------------------
                                                       164,973

         Valuation allowance                          (164,973)
                                            ------------------

         Net asset                          $                0
                                             =================


     At December 31, 2003, the Company has net operating loss (NOL) carryforwards totaling approximately $485,214 (CDN). The carryforwards begin to expire in the fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended December 31, 2003 was $6,451.

NOTE 9:       GOING CONCERN

     The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Company has an accumulated deficit of $1,936,580
     (CDN) and its current liabilities exceeded its current assets by $85,033
     (CDN).

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

ITEM 8A.      Controls and Procedures

     a) On December 31, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that i) recorded transactions are valid; ii) valid transactions are recorded; and iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations, and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

     b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                    PART III

ITEM 9.       Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth information concerning the positions held by the Company's executive officers and directors during the fiscal year ended December 31, 2003.

     Name                  Age      Position
     Bernard Bousseau      47       President/Director
     Helga Leuthe          44       Secretary/Treasurer/Director

Bernard Bousseau
Mr. Bousseau, 47, has been President and Director of QTTM since August 19, 2002. For the past fourteen years, Bernard Bousseau has been the director of police for the town of Mirabel, one of the largest territorial divisions of Quebec, which includes an international airport. Prior to holding this management position, he was a police officer for the Montreal Urban Community.

In 1994, he received a Masters degree in Business Administration from the University of Quebec at Montreal. Since his graduation, he has provided sponsorship counseling to a wide range of start-up companies. Mr. Bousseau serves as an officer/director for the following private and public companies:
Palmex Inc., Les Explorations Raudin Inc. and Les Explorations Oracle Inc.

Helga Leuthe
Ms. Leuthe, 44, has been Secretary/Treasurer and Director of QTTM since January 12, 1999, and in addition to her management position with the Company, she has served as Secretary/Treasurer and Director of Softguard since June 1995. She devotes her time primarily to her role as a business administrator and homemaker. Previously, Ms. Leuthe held corporate positions in finance and accounting in diverse industries, including information technology, publishing, tourism, pulp and paper, and investments. Ms. Leuthe's educational background is in management and accounting. Ms. Leuthe is also an officer and director of Egret, Inc., a public company.

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

Code of Ethics Disclosure Compliance

As of December 31, 2003, we have not adopted a Code of Ethics for Financial Executives, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to December 31, 2003, we have begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission upon completion.

ITEM 10.      Executive Compensation.

During the year ended December 31, 2003, the Company had no arrangements for the remuneration of its officers and/or directors, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf.

At the present time, the Company does not have any compensation agreements or plans with any officers and/or directors of the Company. The Company does intend to adopt a compensation plan to remunerate its directors and/or officers, in accordance with their responsibilities, when resources allow, at a rate to be determined by the Board of Directors.

ITEM 11.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 2003, and as March 15, 2004, information regarding the beneficial ownership of the Company's voting securities:

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

HOLDERS OF GREATER THAN 5% OF CLASS

                           Name and Address Amount of
   Title of Class            of Beneficial Owner         Beneficial Ownership          Percent of Class
--------------------     --------------------------    -------------------------    ----------------------
Common Stock             Haven Trading Ltd.                            4,500,000                    43.70%
                         Sea Meadow House
                         Blackburne Highway
                         P.O. Box 116
                         Roadtown, Tortola BWI

Common Stock             Versa Capital Inc.                              550,000                     5.33%
                         Tradewinds Building
                         PO Box N-9645
                         Nassau, Bahamas

TOTAL OF ALL SHAREHOLDINGS
OF GREATER THAN 5%                                                     5,050,000                    49.03%

DIRECTORS AND OFFICERS
Common Stock             Bernard Bousseau                                      0                     0.00%
                         54 Chemin Seize Arpents
                         Morin Heights, (Quebec)
                         Canada J0R 1H0
                         (Director and Officer)

Common Stock             Helga Leuthe                                    400,000                     3.88%
                         70 de Navarre Crescent
                         St-Lambert (Quebec)
                         Canada J4S 1Y6
                         (Director and Officer)

TOTAL SHAREHOLDINGS OF
DIRECTORS AND OFFICERS                                                   400,000                     3.88%

ITEM 12.      Certain Relationships and Related Transactions.

As of March 15, 2004, no director, officer, nominee for election as a director, or associate of such director, officer or nominee is, or was, indebted to the Company during the last fiscal year.

During 2003, Ms. Leuthe paid expenses and loaned money to the Company in the amount of $17,962 (CDN), with the result that the Company owed her $70,277 (CDN) as of December 31, 2003. The loan bears interest at a rate of 6% per annum. These amounts are unsecured, and due upon demand.

QTTM utilizes office space provided by Mr. Bousseau, president of the Company at no charge.

ITEM 13.      Exhibits and Reports on Form 8-K.

Documents filed as part of the report:

     1) The financial statements filed for the fiscal period ended December 31, 2003 as part of this report are listed separately in the Index to Financial Statements.

     2)  Exhibits:
         a) Exhibit 31.1
              Certification of the Chief Executive Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         b) Exhibit 31.2
              Certification of the Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         c) Exhibit 32.1
              Certification of the Chief Executive Officer and Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     3) Reports on Form 8-K:
         a) No reports on Form 8-K were filed during the fourth quarter of 2003.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2002 and 2003 were $7,975 and $3,850 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $500 and $500 for the fiscal years ended December 31, 2002 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $0 and $0 respectively.

                                   SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            QUANTITATIVE METHODS CORPORATION



Dated:   April 13, 2004     By:   /s/ Bernard Bousseau
                                -------------------------------------------
                            BERNARD BOUSSEAU, President and Director



Dated:   April 13, 2004     By:   /s/ Helga Leuthe
                                -------------------------------------------
                            HELGA LEUTHE, Secretary/Treasurer and Director
                            Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the followings persons on behalf of the registrant and in the capacities and on the dates indicated.


                            QUANTITATIVE METHODS CORPORATION



Dated:   April 13, 2004     By:   /s/ Bernard Bousseau
                                --------------------------------------------
                            BERNARD BOUSSEAU, President and Director



Dated:   April 13, 2004     By:   /s/ Helga Leuthe
                                --------------------------------------------
                            HELGA LEUTHE, Secretary/Treasurer and Director

EXHIBIT 31.1

                                CEO CERTIFICATION

I, Bernard BOUSSEAU, Director and President, certify that:

     1. I have reviewed this report on Form 10-KSB of Quantitative Methods Corporation;

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

Date: April 13, 2004


/s/ Bernard Bousseau
Bernard Bousseau
Director and President

EXHIBIT 31.2

                                CFO CERTIFICATION

I, Helga LEUTHE, Director and Secretary/Treasurer, certify that:

     1. I have reviewed this report on Form 10-KSB of Quantitative Methods Corporation;

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

Date: April 13, 2004


/s/ Helga Leuthe
Helga Leuthe
Director and Secretary/Treasurer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Yearly Report on Form 10KSB of Quantitative Methods Corporation (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Bernard Bousseau, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 13, 2004

/s/ Bernard Bousseau
Bernard Bousseau, President and Director


/s/ Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director