Form 10QSB
period 2004-03-31
QUANTITATIVE METHODS CORP
filed 2004-05-17
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended March 31, 2004
                                                 --------------


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

             Class                          Outstanding as of May 14, 2004
$.001 PAR VALUE CLASS A COMMON STOCK               10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                         QUANTITATIVE METHODS CORPORATION

                                            FORM 10-QSB/MARCH 31, 2004

                                                 TABLE OF CONTENTS




General                                                                   1
Index                                                                     2


PART I - FINANCIAL INFORMATION

     Item 1. - Consolidated Financial Statements:

           Balance Sheets -
               March 31, 2004 (Unaudited) and December 31, 2003 (Audited) 3

           Statements of Operations - (Unaudited)
           Three Months ended March 31, 2004 and 2003
                  and from Date of Inception to March 31, 2004            4

           Statements of Cash Flows - (Unaudited)
               Three Months ended March 31, 2004 and 2003
           and from Date of Inception to March 31, 2004                   5

           Notes to Consolidated Financial Statements                     6


     Item 2. - Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9

     Item 3. - Controls and Procedures                                    12

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                            12

Signature                                                                 13
Code of Ethics                                                            14
Certifications                                                            15-17

                          PART I FINANCIAL INFORMATION

ITEM 1. - Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      March 31,               December 31,
                                                                        2004                      2003
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Cash                                                     $              0           $             0
                                                                  ----------------           ---------------

                           TOTAL CURRENT ASSETS                                  0                         0
                                                                  ----------------           ---------------

TOTAL ASSETS                                                      $              0           $             0
                                                                  ================           ===============



LIABILITIES & STOCKHOLDERS' (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                 $          4,347           $        14,756
         Payable - shareholders                                             86,823                    70,277
                                                                  ----------------           ---------------

                      TOTAL CURRENT LIABILITIES                             91,170                    85,033

STOCKHOLDERS' (DEFICIT)
     Common Stock
         $.001 par value; authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                           11,485                    11,485
     Additional paid-in capital                                          1,840,062                 1,840,062
     Deficit accumulated during the
         development stage                                       (       1,942,717)         (      1,936,580)
                                                                  ----------------           ---------------

         TOTAL STOCKHOLDERS' (DEFICIT)                           (          91,170)         (         85,033)
                                                                  ----------------           ---------------

                                                                  $              0           $             0
                                                                  ================           ===============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                               Three Months Ended             Date of Inception
                                                                    March 31,                      to March 31,
                                                           2004                  2003                  2004
                                                     ----------------      ---------------       ---------------
SALES                                                $              0      $             0       $             0
                                                     ----------------      ---------------       ---------------

General and Administrative expenses
     Professional fees                                          4,122                    0                75,027
     Consulting                                                     0                    0               289,466
     Traveling and business promotion                             552                    0                 2,212
     Office expenses                                                0                  398                 3,570
     General and administrative                                   237                    0               113,855
     Foreign exchange fluctuation                    (            276)     (           365)                  476
     Bank charges                                                  70                    0                   102
     Interest on loan                                           1,432                    0                 6,649
                                                     ----------------      ---------------       ---------------

Total general and administrative expenses                       6,137                   33               491,357
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES         (          6,137)     (            33)      (       491,357)
                                                     ----------------      ---------------       ---------------

     Discontinued operations - subsidiary                           0                    0       (     1,451,360)

                                INCOME TAXES                        0                    0                     0
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)         $(         6,137)     $(           33)      $(    1,942,717)
                                                     ================      ===============       ===============

BASIC AND DILUTED INCOME (LOSS)
     PER SHARE
Net income (loss) per weighted average share
     Net operating loss                              $            .00      $           .00
     Discontinued operations                                      .00                  .00
                                                     ----------------      ---------------
                                                     $            .00      $           .00
                                                     ================      ===============

Weighted average number of common
     shares used to compute net income (loss)
     per weighted average share                            10,300,000           10,300,000
                                                     ================      ===============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                               Three Months Ended              Date of Inception
                                                                    March 31,                      to March 31,
                                                           2004                  2003                  2004
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $(         6,137)     $(           33)      $(    1,942,717)
Adjustment to reconcile net loss to net cash
   Provided (used) by operating activities
     Loss on investment                                             0                    0                34,845
     Investment credit                                              0                    0                21,554
     Depreciation                                                   0                    0               204,952
     Decrease in software development costs                         0                    0               172,682
     Stock issued for services                                      0                    0               290,190
                                                     ----------------      ---------------       ---------------
                                                     (          6,137)     (            33)      (     1,218,494)

Changes in receivables                                              0                    0                     0
Changes in payables                                  (         10,409)     (         9,203)                4,347
                                                     ----------------      ---------------       ---------------

                NET CASH PROVIDED (REQUIRED)
                     BY OPERATING ACTIVITIES         (         16,546)     (         9,236)      (     1,214,147)
                                                     ----------------      ---------------       ---------------

INVESTING ACTIVITIES
     Acquisition of investments                                     0                    0       (       100,747)
     Proceeds of disposal of investment                             0                    0                65,902
     Software development costs                                     0                    0       (       172,682)
     Acquisition of fixed assets                                    0                    0       (       204,952)
                                                     ----------------      ---------------       ---------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                        0                    0       (       412,479)
                                                     ----------------      ---------------       ---------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                  16,546                9,236                86,823
     Net proceeds of issuance of shares                             0                    0             1,539,803
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                                    0                    0       (       134,680)
                                                     ----------------      ---------------       ---------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                   16,546                9,236             1,626,626
                                                     ----------------      ---------------       ---------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                        0                    0                     0

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD                        0                    0                     0
                                                     ----------------      ---------------       ---------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $              0      $             0       $             0
                                                     ================      ===============       ===============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                     $              0      $             0       $         6,651
        Income tax                                                  0                    0                     0

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004


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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The unaudited interim financial statements are expressed in Canadian dollars (except par value of stock) and have been prepared in accordance with the accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for a complete presentation of financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year or for any future period.

         Certain comparative amounts of previous periods have been restated in order to conform to the current period's presentation of the financial statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2004


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Principles of Consolidation
         The consolidated financial statements for March 31, 2004 include the accounts of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard"). Softguard was the main line of business for the Company until its abandonment on December 31, 2002. All significant inter-company transactions have been eliminated in consolidation.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expense was $552 for the period ending March 31,2004 and $2,212 since inception.

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

         Comprehensive Income
         Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS no. 130 had no significant impact on total shareholders' deficit as of March 31, 2004.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2004


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Fair Value of Financial Instruments
         The Company's financial instruments, including accounts payable and amounts payable to shareholders are carried at cost, which approximate their fair values due to their short-term maturity.

         Income Taxes
         Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Statement of Financial Accounting Standards No. 109, requires a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

ITEM 1. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2003. Actual results could differ materially from the results discussed in the forward- looking statements. The Company assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

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

The Company may choose to enter into a venture involving the acquisition of or merger with a company, which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control). In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the shareholders of the protection of federal and state securities laws, which normally affect the process of a company becoming publicly held.

In March 2004, the Company entered into an agreement in principle with Roadtronic Innovation Inc. ("Roadtronic"), a Canadian-based high-tech company specializing in the development of technology solutions in vehicle management. Roadtronic's technology has been developed over the past six years. The ROADPARTNERtm system, when integrated with other fleet management products, is designed to assist fleet managers in reducing operational costs, improve supervision and optimize vehicle operations and security. The user-friendly system provides fleet managers with the required information to minimize risks and support decision-making.

The Company expects the due diligence in respect to the potential merger to be completed before the end of the next quarter.

Operating Results
The Company incurred losses from continuing operations for the three months ended March 31, 2004 of $6,137 (CDN), as compared to losses of $33 (CDN) for the corresponding period in 2003.

The major expense of $4,122 CDN, which contributed to this quarter's loss was professional fees, consisting of legal fees for services rendered in the review of corporate documents and the investigation into the appropriate method of participation and legal structure to be adopted with respect to the possible merger with Roadtronic.

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

In the absence of operating activities, our cash requirements for the following period will be limited to general and administrative expenses, which are expected to be less than $250 (CDN) per month, and professional fees for legal and accounting services. We will require additional capital in order to continue as a going concern in the long term.

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company has an accumulated deficit of $1,942,717 (CDN) and its current liabilities exceeded its current assets by $91,170 (CDN).

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

Plan of Operation
Although the Company does not have any cash reserves, the directors have indicated willingness, for the time being, to continue to pay general and administrative expenses and advance funds sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company. The Company therefore believes that it can continue as a going concern in the near future. These related parties are not obliged to advance money to pay for operating costs, and therefore, no assurances can be given that they will continue to do so, in which case the Company may have to cease operations entirely and liquidate.

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

ITEM 3. - Controls and Procedures

     (a) On March 31, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that

          i)   recorded transactions are valid;
          ii)  valid transactions are recorded; and
          iii) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations, and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                            PART II OTHER INFORMATION

ITEM 6. - Exhibits and Reports on Form 8-K

Documents filed as part of the report:
1) Exhibits:

          a)   Exhibit 14 Code of Ethics for Senior Financial Officers

          b) Exhibit 31.1 Certification of the Chief Executive Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          c) Exhibit 31.2 Certification of the Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          d) Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2) Reports on Form 8-K:

          No reports on Form 8-K were filed during the first quarter of 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                QUANTITATIVE METHODS CORPORATION



Dated: May 14, 2004             By: /s/  Bernard Bousseau
                                    ----------------------------------------
                                    BERNARD BOUSSEAU, President and Director

                                                                      EXHIBIT 14

                  CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of Quantitative Methods Corporation ("the Company") to promote honest and ethical conduct, proper disclosure of financial information in the Company's reports, and compliance with applicable laws, rules and regulations by the Company's senior officers who have financial responsibilities.

                                  Applicability

As used in this code, the term Senior Financial Officer means the Corporation's Chief Executive Officer, Chief Financial Officer and Controller.

                            Principles and Practices

In performing his or her duties, each of the Senior Financial Officers must:

1. Maintain high standards of honest and ethical conduct an avoid any actual or apparent conflict of interest.

2. Report to the Audit Committee of the Board of Directors (or persons performing the equivalent functions) any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict,

3. Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other regulatory organizations, State and Federal, and in other public communications.

4. Comply and take all reasonable actions to cause others t comply with applicable governmental laws, rules, regulations and

5. Promptly report violations to the appropriate committee of the Board of Directors.

6. Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Corporation's Directors, officers and employees generally.

                                     Waiver

Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officers code of conduct in registered public companies must be reported on Form 8-K to the Securities and Exchange Commission.

                          Compliance and Accountability

The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:


/s/  Bernard Bousseau                         Date:    December 31, 2003
------------------------                               -----------------


/s/  Helga Leuthe                             Date:    December 31, 2003
------------------------                               -----------------

                                                                    EXHIBIT 31.1

                                CFO CERTIFICATION


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


Date:  May 14, 2004


/s/  Bernard Bousseau
Director and President

                                                                    EXHIBIT 31.2

                                CEO CERTIFICATION

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


Date:  May 14, 2004


/s/  Helga Leuthe
Director and Secretary/Treasurer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Quantitative Methods Corporation (the "Company") for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Bernard Bousseau, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2004


/s/  Bernard Bousseau
Bernard Bousseau, President and Director


/s/  Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director