Form 10QSB
period 2004-06-30
QUANTITATIVE METHODS CORP
filed 2004-08-12
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended June 30, 2004
                                  -------------


                         Commission File No.33-55254-42


                        QUANTITATIVE METHODS CORPORATION
           (Name of small business issuer as specified in its charter)


           NEVADA                                    87-0485310
-------------------------------           ------------------------------------
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

               Class                          Outstanding as of August 12, 2004
------------------------------------          ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  10,300,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                            FORM 10-QSB/JUNE 30, 2004

                                TABLE OF CONTENTS




General                                                                        1
Index                                                                          2


PART I - FINANCIAL INFORMATION

     Item 1. - Consolidated Financial Statements:

         Balance Sheets -
          June 30, 2004 (Unaudited) and December 31, 2003 (Audited)            3

         Statements of Operations - (Unaudited) Three Months ended June
          30, 2004 and 2003 Six Months ended June 30, 2004 and 2003
          and from Date of Inception to June 30, 2004                          4

         Statements of Cash Flows - (Unaudited)
          Six Months ended June 30, 2004 and 2003
          and from Date of Inception to June 30, 2004                          5

         Notes to Consolidated Financial Statements                            6

     Item 2. - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9

     Item 3. - Controls and Procedures                                        12

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                12

Signature                                                                     12

Certifications                                                             13-15

PART I FINANCIAL INFORMATION

ITEM 1. - Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      June 30,                December 31,
                                                                        2004                      2003
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Cash                                                     $              0           $             0
                                                                  ----------------           ---------------

                           TOTAL CURRENT ASSETS                                  0                         0
                                                                  ----------------           ---------------

TOTAL ASSETS                                                      $              0           $             0
                                                                  ================           ===============



LIABILITIES & STOCKHOLDERS' (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                 $         11,046           $        14,756
         Payable - shareholders                                             91,713                    70,277
                                                                  ----------------           ---------------

                      TOTAL CURRENT LIABILITIES                            102,759                    85,033

STOCKHOLDERS' (DEFICIT)
     Common Stock
         $.001 par value; authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                           11,485                    11,485
     Additional paid-in capital                                          1,840,062                 1,840,062
     Deficit accumulated during the
         development stage                                         (     1,954,306)           (    1,936,580)
                                                                  ----------------           ---------------

         TOTAL STOCKHOLDERS' (DEFICIT)                             (       102,759)           (       85,033)
                                                                  ----------------           ---------------

                                                                  $              0           $             0
                                                                  ================           ===============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended              Six Months Ended      Date of Inception
                                                          June 30,                    June 30,                to June 30,
                                                   2004            2003           2004           2003            2004
                                               -------------  -------------  -------------   -------------  ---------------
SALES                                          $           0  $           0  $           0   $           0  $             0
                                               -------------  -------------  -------------   -------------  ---------------

General and Administrative expenses
  Professional fees                                    9,455          9,596         13,577           9,596           84,483
  Consulting                                               0              0              0               0          289,466
  Traveling and business promotion                         0              0            552               0            2,212
  Office expenses                                          0              0              0               0            3,570
  General and administrative                             135            135            372             533          113,989
  Foreign exchange fluctuation                           109    (        58)    (      167)    (       423)             585
  Bank charges                                             0              0             70               0              102
  Interest on loan                                     1,890              0          3,322               0            8,539
                                               -------------  -------------  -------------   -------------  ---------------

Total general and administrative expenses             11,589          9,673         17,726           9,706          502,946
                                               -------------  -------------  -------------   -------------  ---------------

                  NET INCOME (LOSS)
                BEFORE INCOME TAXES              (    11,589)   (     9,673)    (   17,726)    (     9,706)   (     502,946)
                                               -------------  -------------  -------------   -------------  ---------------

  Discontinued operations - subsidiary                     0              0              0               0    (   1,451,360)

                       INCOME TAXES                        0              0              0               0                0
                                               -------------  -------------  -------------   -------------  ---------------

                  NET INCOME (LOSS)            $ (    11,589) $ (     9,673) $  (   17,726)  $ (     9,706) $ (   1,954,306)
                                               =============  =============  =============   =============  ===============

BASIC AND DILUTED (LOSS)
     PER SHARE
Net income (loss) per weighted average share
     Net operating income (loss)               $         .00  $         .00  $         .00   $         .00
     Discontinued operations                             .00            .00            .00             .00
                                               -------------  -------------  -------------   -------------
                                               $         .00  $         .00  $         .00   $         .00
                                               =============  =============  =============   =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share            10,300,000     10,300,000     10,300,000      10,300,000
                                               =============  =============  =============   =============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                Six Months Ended              Date of Inception
                                                                    June 30,                    to June 30,
                                                            2004                2003               2004
                                                       --------------      -------------       -------------
OPERATING ACTIVITIES
Net earnings (loss)                                    $  (    17,726)     $ (     9,706)      $ ( 1,954,306)
Adjustment to reconcile net loss to net cash
   Provided (used) by operating activities
     Loss on investment                                             0                  0              34,845
     Investment credit                                              0                  0              21,554
     Depreciation                                                   0                  0             204,952
     Decrease in software development costs                         0                  0             172,682
     Stock issued for services                                      0                  0             290,190
                                                       --------------      -------------       -------------

                                                          (    17,726)       (     9,706)        ( 1,230,083)

     Changes in receivables                                         0                  0                   0
     Changes in payables                                  (     3,710)       (       476)             11,046
                                                       --------------      -------------       -------------

                   NET CASH PROVIDED (REQUIRED)
                        BY OPERATING ACTIVITIES           (    21,436)       (    10,182)        ( 1,219,037)
                                                       --------------      -------------       -------------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                  0         (   100,747)
     Proceeds of disposal of investment                             0                  0              65,902
     Software development costs                                     0                  0         (   172,682)
     Acquisition of fixed assets                                    0                  0         (   204,952)
                                                       --------------      -------------       -------------

                                NET CASH (USED)
                        BY INVESTING ACTIVITIES                     0                  0         (   412,479)
                                                       --------------      -------------       -------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                  21,436             10,182              91,713
     Net proceeds of issuance of shares                             0                  0           1,539,803
     Addition to long-term debt                                     0                  0             134,680
     Repayment of long-term debt                                    0                  0         (   134,680)
                                                       --------------      -------------       -------------

                       NET CASH PROVIDED (USED)
                        BY FINANCING ACTIVITIES                21,436             10,182           1,631,516
                                                       --------------      -------------       -------------

                    INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                     0                  0                   0

                      CASH AND CASH EQUIVALENTS
                         AT BEGINNING OF PERIOD                     0                  0                   0
                                                       --------------      -------------       -------------

                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD        $            0      $           0       $           0
                                                       ==============      =============       =============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                      $            0      $           0       $       6,651
         Income tax                                                 0                  0                   0


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


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


NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The unaudited interim financial statements are expressed in Canadian dollars (except par value of stock) and have been prepared in accordance with the accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for a complete presentation of financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year or for any future period.

         Certain comparative amounts of previous periods have been restated in order to conform to the current period's presentation of the financial statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2004


         Principles of Consolidation
         The consolidated financial statements for June 30, 2004 include the accounts of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard"). Softguard was the main line of business for the Company until its abandonment on December 31, 2002. All significant inter-company transactions have been eliminated in consolidation.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expense was $0 for the period ending June 30,2004 and $2,212 since inception.

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

         Comprehensive Income
         Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS no. 130 had no significant impact on total shareholders' deficit as of June 30, 2004.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2004


         Income Taxes
         Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

In March 2004, the Company entered into an agreement in principle with Roadtronic Innovation Inc. ("Roadtronic"), a Canadian-based high-tech company specializing in the development of technology solutions in vehicle management. Roadtronic's technology has been developed over the past six years. The ROADPARTNERtm system, when integrated with other fleet management products, is designed to assist fleet managers in reducing operational costs, improve supervision and optimize vehicle operations and security. The user-friendly system provides fleet managers with the required information to minimize risks and support decision- making.

The Company expects the due diligence in respect to the potential merger to be completed before the end of the next quarter.

Operating Results
The Company incurred losses from continuing operations of $11,589 (CDN) and $17,726 (CDN) for the three months and six months ended June 30, 2004, as compared to losses of $9,673 (CDN) and $9,706 (CDN) for the corresponding period in 2003.

The primary expense of $9,455 (CDN), which contributed to this quarter's loss was professional fees, consisting of accounting and auditing services, in addition to interest expense of $1,890 (CDN) for loan from shareholder.

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

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company has an accumulated deficit of $1,954,306 (CDN) and its current liabilities exceeded its current assets by $102,759 (CDN).

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

ITEM 3. - Controls and Procedures

     (a) On June 30, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that

          i)   recorded transactions are valid;

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

     2)   Reports on Form 8-K:

          No reports on Form 8-K were filed during the second quarter of 2004.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               QUANTITATIVE METHODS CORPORATION



Dated:  August 12, 2004        By: /s/  Bernard Bousseau
                                   ----------------------------------------
                                   BERNARD BOUSSEAU, President and Director

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


Date:  August 12, 2004


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


Date:  August 12, 2004


/s/  Helga Leuthe
Director and Secretary/Treasurer

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Quantitative Methods Corporation (the "Company") for the quarter and six months ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Bernard Bousseau, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2004


/s/  Bernard Bousseau
Bernard Bousseau, President and Director


/s/  Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director