Form 10QSB
period 2004-09-30
QUANTITATIVE METHODS CORP
filed 2004-11-16
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended September 30, 2004
                                               ------------------


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

            Class                           Outstanding as of November 15, 2004
$.001 PAR VALUE CLASS A COMMON STOCK              10,300,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                        QUANTITATIVE METHODS CORPORATION

                         FORM 10-QSB/SEPTEMBER 30, 2004

                                TABLE OF CONTENTS




General                                                                        1
Index                                                                          2


PART I - FINANCIAL INFORMATION

     Item 1. - Consolidated Financial Statements:

        Balance Sheets -
            September 30, 2004 (Unaudited) and December 31, 2003 (Audited)     3

        Statements of Operations - (Unaudited) Three Months ended
            September 30, 2004 and 2003 Nine Months ended September
            30, 2004 and 2003
               and from Date of Inception to September 30, 2004                4

        Statements of Cash Flows - (Unaudited)
            Nine Months ended September 30, 2004 and 2003
               and from Date of Inception to September 30, 2004                5

        Notes to Consolidated Financial Statements                             6


     Item 2. - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  9

     Item 3. - Controls and Procedures                                        12

PART II - OTHER INFORMATION

     Item 6 - Exhibits                                                        12

Signature                                                                     12
Certifications                                                             13-15

                          PART I FINANCIAL INFORMATION

ITEM 1. - Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                    September 30,            December 31,
                                                                        2004                      2003
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Cash                                                        $           0             $           0
                                                                      ------------              ------------

                           TOTAL CURRENT ASSETS                                  0                         0
                                                                     -------------             -------------

TOTAL ASSETS                                                         $           0             $           0
                                                                      ============              ============



LIABILITIES & STOCKHOLDERS' (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                    $      12,469             $      14,756
         Payable - shareholders                                             93,531                    70,277
                                                                     -------------             -------------

                      TOTAL CURRENT LIABILITIES                            106,000                    85,033

STOCKHOLDERS' (DEFICIT)
     Common Stock
         $.001 par value; authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                           11,485                    11,485
     Additional paid-in capital                                          1,840,062                 1,840,062
     Deficit accumulated during the
         development stage                                         (     1,957,547)           (    1,936,580)
                                                                    --------------             -------------

         TOTAL STOCKHOLDERS' (DEFICIT)                             (       106,000)           (       85,033)
                                                                    --------------             -------------

                                                                    $            0             $           0
                                                                      ============              ============


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended              Nine Months Ended     Date of Inception
                                                        September 30,               September 30,           to September 30,
                                                   2004            2003           2004           2003            2004
                                               -------------  -------------  -------------   -------------  ---------------
SALES                                         $            0 $            0  $           0  $            0 $              0
                                               -------------  -------------  -------------   -------------  ---------------

General and Administrative expenses
  Professional fees                                    1,313          1,801         14,890          11,397           85,796
  Consulting                                               0              0              0               0          289,466
  Traveling and business promotion                         0              0            552               0            2,212
  Office expenses                                          0              0              0               0            3,570
  General and administrative                               0            193            372             726          113,989
  Foreign exchange fluctuation                             0    (        55)   (       167)   (        478)             585
  Bank charges                                             0              0             70               0              102
  Interest on loan                                     1,928              0          5,250               0           10,467
                                                 -----------    -----------     ----------     -----------    -------------

Total general and administrative expenses              3,241          1,939         20,967          11,645          506,187
                                                 -----------    -----------     ----------     -----------    -------------

                        NET  (LOSS)
                BEFORE INCOME TAXES              (     3,241)   (     1,939)   (    20,967)   (     11,645)   (     506,187)
                                                  ----------     ----------     ----------     -----------     -------------

  Discontinued operations - subsidiary                     0              0              0               0    (   1,451,360)

                       INCOME TAXES                        0              0              0               0                0
                                                 -----------    -----------     ----------     -----------    -------------

                        NET  (LOSS)            $ (      3,241)$ (     1,939)   $(   20,967) $ (     11,645) $ (   1,957,547)
                                                  ===========    ==========     ==========     ===========     ============

BASIC AND DILUTED (LOSS)
     PER SHARE
Net  (loss) per weighted average share
     Net operating  (loss)                       $      .00   $         .00    $       .00      $      .00
     Discontinued operations                            .00             .00            .00             .00
                                                 ----------     -----------     ----------     -----------
                                               $        .00   $         .00    $       .00    $        .00
                                                 ==========     ===========     ==========     ===========

Weighted average number of common
     shares used to compute net
     (loss) per weighted average share            10,300,000     10,300,000     10,300,000      10,300,000
                                                  ==========     ==========     ==========      ==========

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                 Nine Months Ended          Date of Inception
                                                                  September 30,                to September 30,
                                                            2004                2003               2004
                                                       --------------      -------------       -------------
OPERATING ACTIVITIES
Net  (loss)                                            $  (    20,967)     $ (     11,645)     $ ( 1,957,547)
Adjustment to reconcile net loss to net cash
   (required) by operating activities
     Loss on investment                                             0                  0              34,845
     Investment credit                                              0                  0              21,554
     Depreciation                                                   0                  0             204,952
     Decrease in software development costs                         0                  0             172,682
     Stock issued for services                                      0                  0             290,190
                                                       --------------        -----------         -----------

                                                          (    20,967)       (     11,645)       ( 1,233,324)

     Changes in receivables                                         0                  0                   0
     Changes in payables                                  (     2,287)       (        673)            12,469
                                                           ----------         -----------        -----------

                           NET CASH  (REQUIRED)
                        BY OPERATING ACTIVITIES           (    23,254)       (     12,318)       ( 1,220,855)
                                                           ----------         -----------         ----------

INVESTING ACTIVITIES
     Acquisition of investment                                      0                  0         (   100,747)
     Proceeds of disposal of investment                             0                  0              65,902
     Software development costs                                     0                  0         (   172,682)
     Acquisition of fixed assets                                    0                  0         (   204,952)
                                                          -----------        -----------          ----------

                            NET CASH (REQUIRED)
                        BY INVESTING ACTIVITIES                     0                  0         (   412,479)
                                                          -----------        -----------          ----------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                  23,254             12,318              93,531
     Net proceeds of issuance of shares                             0                  0           1,539,803
     Addition to long-term debt                                     0                  0             134,680
     Repayment of long-term debt                                    0                  0         (   134,680)
                                                          -----------        -----------          ----------

                             NET CASH PROVIDED
                        BY FINANCING ACTIVITIES                23,254             12,318           1,633,334
                                                          -----------        -----------         -----------

                    INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                     0                  0                   0

                      CASH AND CASH EQUIVALENTS
                         AT BEGINNING OF PERIOD                     0                  0                   0
                                                          -----------        -----------         -----------

                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD        $            0      $           0       $           0
                                                          ===========        ===========         ===========

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                      $            0      $           0       $       6,651
         Income tax                                                 0                  0                   0


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


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

         The Company is in the early development stage and management devotes most of its activities in investigating business opportunities. Because of a serious working capital deficiency and significant operating losses from inception, the Company may be unable to continue as a going concern.

         The Company will pursue interests in various other business opportunities that, in the opinion of management, may provide a profit to the Company. Additional external financing or other capital may be required to proceed with any business plan that may be developed by the Company.


NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The unaudited interim financial statements are expressed in Canadian dollars (except par value of stock) and have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. The unaudited interim financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year or for any future period.

         Certain comparative amounts of previous periods have been restated in order to conform to the current period's presentation of the financial statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2004


         Principles of Consolidation
         The consolidated financial statements for September 30, 2004 include the accounts of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. ("Softguard"). Softguard was the main line of business for the Company until its abandonment on December 31, 2002. All significant inter-company transactions have been eliminated in consolidation.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expense was $0 for the period ending September 30,2004 and $2,212 since inception.

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

         Comprehensive Income
          Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of September 30, 2004.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2004


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

In November 2004, the Company withdrew their offer (Agreement in Principle) with respect to a potential merger with Roadtronic Innovation Inc. ("Roadtronic"). Roadtronic failed to comply with the terms of the Agreement and provide the necessary information, within the delay stipulated, for the Company to perform the required due diligence. More particularly, they did not deliver up-to-date financial statements, resolutions of the board of directors and resolutions of the shareholders, etc. As a result, the Company considers having ended any and all relations, discussions and negotiations with Roadtronic.

Operating Results
The Company incurred losses from continuing operations of $3,241 (CDN) and $20,967 (CDN) for the three months and nine months ended September 30, 2004, as compared to losses of $1,939 (CDN) and $11,645 (CDN) for the corresponding period in 2003.

The primary expense of $1,313 (CDN), which contributed to this quarter's loss was professional fees, consisting of accounting and auditing services, in addition to interest expense of $1,928 (CDN) for loan from shareholder.

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

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company has an accumulated deficit of $1,957,547 (CDN) and its current liabilities exceeded its current assets by $106,000 (CDN).

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

ITEM 3. - Controls and Procedures

     (a) On September 30, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that

         i) recorded transactions are valid;

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


                              QUANTITATIVE METHODS CORPORATION



Dated:  November 15, 2004     By: /s/  Bernard Bousseau
                                  ------------------------------------------
                                  BERNARD BOUSSEAU, President and Director

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


Date:  November 15, 2004


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


Date:  November 15, 2004


/s/  Helga Leuthe
Director and Secretary/Treasurer

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Quantitative Methods Corporation (the "Company") for the quarter and nine months ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Bernard Bousseau, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 15, 2004


/s/  Bernard Bousseau
Bernard Bousseau, President and Director


/s/  Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director