Form 10KSB
period 2004-12-31
QUANTITATIVE METHODS CORP
filed 2005-04-11
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission file number: 33-55254-42

                        QUANTITATIVE METHODS CORPORATION
                 (Name of small business issuer in its charter)

              NEVADA                              87-0485310
--------------------------------         ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

70 de Navarre Crescent, St-Lambert (Quebec) Canada            J4S 1Y6
     (Address of principal executive offices)             (Postal Code)

Issuer's telephone number, including area code:      (514) 745-5212

Securities registered under Section 12 (b) of the Exchange Act:        None

Securities registered under Section 12 (g) of the Exchange Act:        None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 - KSB. [X]

The issuer's revenues for its most recent fiscal year:    $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 15, 2005 (based on the average bid and asked price of the common stock) was $2,425,000 (USD).

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
            Class                             Outstanding as of March 15, 2005
------------------------------------        -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 10,300,000 SHARES

                        QUANTITATIVE METHODS CORPORATION

                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS





PART I
     Item 1.      Description of Business                                                                             3
     Item 2.      Description of Property                                                                             6
     Item 3.      Legal Proceedings                                                                                   6
     Item 4.      Submission of Matters to a Vote of Security Holders                                                 6

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters                                            6
     Item 6.      Plan of Operation                                                                                   7
     Item 7.      Financial Statements                                                                               10
     Item 8.      Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                               21
     Item 8A.     Controls and Procedures                                                                            21
     Item 8B.     Other Information                                                                                  21

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act                                                 21
     Item 10.     Executive Compensation                                                                             22
     Item 11.     Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters                                                                        23
     Item 12.     Certain Relationships and Related Transactions                                                     23
     Item 13.     Exhibits                                                                                           24
     Item 14.     Principal Accountant Fees and Services                                                             24

Signatures                                                                                                           25

Certifications                                                                                                    26-28

PART I

ITEM 1.       Description of Business.

Business Development
Quantitative Methods Corporation ("QTTM" or the "Company") was incorporated on July 26, 1990 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

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

On January 8, 1999, the board of directors of QTTM entered into an Agreement with Softguard Enterprises Inc. (ASoftguard@), a private Canadian corporation, whereby the Company issued and delivered, 7,650,000 shares, of its common stock bearing a restrictive legend, in exchange for which issuance, QTTM acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Following the transaction the former shareholders of Softguard owned 82% of the outstanding shares of the Company.

On December 31, 2002, the board of directors of QTTM unanimously agreed to abandon its wholly owned subsidiary, Softguard Enterprises Inc., due to lack of operations. They determined that Softguard's original business plan could not be executed and developed due to a lack of operating capital and failure to complete the product design and development of the computer software technology.

Business of Issuer
No significant operations presently exist, and management continues to investigate possible merger and acquisition candidates. Management believes that the Company's status, as a publicly held corporation will enhance its ability to locate potential business ventures. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

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

The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. The competing entities will have significantly greater experience, financial resources, facilities, contacts and managerial expertise, than the Company and consequently will be in a better position to compete with larger more experienced entities to obtain access to, and engage in, proposed business ventures, which are low-risk. Business opportunities in which the Company may ultimately participate are likely to be highly risky and extremely speculative.

In February 2005, the Company signed a letter of intent to purchase 100% of Roadvision Technologies Inc. ("Roadvision"), a Canadian-based company that develops and provides technology solutions in vehicle fleet operation management. Roadvision is striving to become a world leader in innovative "total fleet operation micromanagement hardware and software solutions.

The technology offered by Roadvision is an intelligent and user-friendly system. The TripVision technology platform and products (hardware and software) provides information to control costs, minimize risks and supports decision-making to various operational departments, such as, fleet managers, dispatchers, accounting and maintenance.

The TripVision suite of products includes the TM-2000; an onboard computer, operating with Global Position System ("GPS") and software, providing on-board processing and long-term data recording and recovery minimizing airtime data transfer costs. TripVision is an advanced system compared to the standard GPS technology because it provides data not only on the current position, but on the entire trip. Other products and features include Fleet Management Tracking and Graphics Mapping Software.

The Company expects the due diligence with respect to the potential merger to be completed before the end of the next quarter.

As of the date hereof, management has not made any final decision concerning or entered into any binding written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission ("SEC")on Form 8-K.

The Company has no full time or part-time employees. None of the directors or officers anticipates devoting more than ten percent (10%) of his or her time to the Company. The President and Secretary-Treasurer have agreed to allocate a portion of said time to the activities of the Company, without compensation. Management foresees that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and; consequently, conflicts of interest may arise with respect to the limited time committed by each officer.

Reports to Security Holders
QTTM is a reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended, that electronically files periodic and episodic reports including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, and other reports and information with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (http://www.sec.gov) that contains these reports, and all other information regarding issuers.

ITEM 2.       Description of Property.

During the fiscal year ended December 31, 2004, the Company utilized space on a rent free basis in the residence of our former President, Mr. Bernard Bousseau. The Company currently occupies office space made available by management at 70 de Navarre Crescent, St-Lambert (Quebec) Canada. This space is supplied to the Company on a rent free basis, and management has agreed to continue this arrangement until such time as the Company successfully completes a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Investment Policies
At the present time, the Company does not have any intentions of investing in any real estate property; real estate mortgages, real estate backed securities, or have any agreements with persons primarily engaged in real estate activities.

Description of Real Estate and Operating Data
During the fiscal year ended December 31, 2004, the Company did not own, intend to own, or lease any property.

ITEM 3.       Legal Proceedings.

During the period prior to December 31, 1997 there were legal proceedings against the previous directors and officers of Quantitative Methods Corporation. These matters have been fully reported in previous reports filed with the Securities and Exchange Commission. Management does not feel that the legal problems of the former directors and officers of QTTM will have any adverse effect in the future.

As of the date hereof, there are no legal proceedings pending or threaten by or against the Company. Nor are any of its directors, officers or affiliates in a party adverse to the Company in any legal proceedings.

ITEM 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters.

Market Information
The Company has authorized capital stock of 25,000,000 shares of common stock with a par value of $.001, of which 10,300,000 shares were issued and outstanding as of February 28, 2005. The Company's common stock commenced trading on January 27, 1999, and continues to be traded, on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "QTTM".

The table below sets forth the reported and summarized high and low bid prices of the common stock for each quarter shown, as provided by the NASD Trading and Market Services. The quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions in our securities.

                                  High                Low
Fiscal Year 2003
Quarter ended
March 31, 2003               $     0.35         $     0.17
June 30, 2003                      0.21               0.19
September 30, 2003                 1.10               0.15
December 31, 2003                  1.00               0.55

Fiscal Year 2004
Quarter ended
March 31, 2004                     2.00               0.65
June 30, 2004                      1.10               0.53
September 30, 2004                 0.55               0.53
December 31, 2004                  0.53               0.15

Holders
As of February 28, 2005, there were approximately 393 holders of record of the Company's common stock.

Dividends
The Company has not declared or paid cash dividends within the past two fiscal years on its common stock. The Company does not anticipate or contemplate declaring any dividends in the foreseeable future. It is the present intention of the management to utilize, all available funds, if any, for the development of the Company's business.

Recent Sale of Unregistered Securities
During the past three years, the Company did not sell any securities without registration under the Securities Act of 1933 or in a transaction exempt from registration.

Purchases of Equity Securities
The Company did not have a class of equity securities registered pursuant to
Section 12 of the Exchange Act (15 U.S.C. 781) during the forth quarter of the fiscal year covered by this report, and therefore does not have any plans or programs to repurchase any of its common stock or any other units of any class of equity security. There are no warrants or options outstanding to acquire any additional common stock of the Company.

ITEM 6.       Plan of Operation.

Plan of Operation
QTTM's plan of operation over the next twelve months is to seek, and if possible to merge with or acquire an operating business of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are trading in the United States secondary market.

The Company does not intend to do any product research and development nor does it expect to purchase or sell any real estate, plant or equipment except as a result of completing a business transaction. Similarly, QTTM does not expect to make any significant changes in the number of employees except as a result of completing a business transaction.

Results of Operation
Since July 26, 1990 (inception) through January 8, 1999, the Company had limited operational history and had not engaged in business of any kind. QTTM is a development stage enterprise and has had no revenues to date and does not anticipate having any until it completes a business combination. All risks inherent in new and inexperienced enterprises were, and still are, inherent in the Company's business.

QTTM's business activities from January 8, 1999 through December 31, 2002, were that of its wholly owned subsidiary Softguard, a software development company whose business plan was to research and develop technologies for use in the field of information systems management and security. The acquisition of Softguard proved unsuccessful due to the lack of working capital and to the discontinuation of research and development. The working prototype of the software product became obsolete and Softguard was abandoned on December 31, 2002.

For the year fiscal year ended December 31, 2004, the Company had no revenues and incurred a net loss of $24,166 (CDN), as compared to a net loss of $18,978
(CDN) for the year ended December 31, 2003.

Expenses in the calendar 2004 related primarily to professional fees, consisting of accounting and auditing services, miscellaneous filing fees, transfer agent fees, and general and administrative fees and interest expense for loan from shareholder.

QTTM had no cash reserves on hand at December 31, 2004 and had no other assets to meet ongoing expenses or debts. As of such date, QTTM has accumulated a deficit of $1,960,746 (CDN). QTTM has debts totaling $109,199 (CDN) to its director and officer and to its trade vendors for costs advanced on their behalf.

In the December 31, 2004 financial statements, our independent auditors raised a substantial doubt about the Company's ability to continue as a going concern, because in their opinion, the Company has not generated any revenues and have conducted operations at a loss since inception. To date, QTTM does not have any operations that generate revenue and presently no available capital resources. QTTM as a development stage company is unable to borrow money from banks and other traditional financial institutions. Until such time as the Company proves the feasibility of a merger or acquisition, the Company will continue to experience a cash shortage.

QTTM has no commitment for any capital expenditures and foresees none. In the absence of operating activities, the Company will incur routine fees and expenses incident to its reporting duties as a public company. QTTM's cash requirements for the next twelve months will be limited to general and administrative expenses, which are expected to be less than $250 (CDN) per month, and professional fees for legal and accounting services and other expenses related to fulfilling the reporting requirements and other obligations incumbent on it as a public company, which should not exceed $12,000 (CDN) and interest expense of approximately $7,000 (CDN). Other expenditures related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also arise.

QTTM's current management have informally agreed to continue rendering services to the Company and to not demand payment of sums owed unless and until QTTM completes a merger or acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of QTTM debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

QTTM will only be able to pay its future debts and meet operating expenses and continue as a going concern by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, QTTM is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow.

Management has indicated willingness, for the time being, to advance sufficient funds to the Company as needed for operations prior to completion of an acquisition. The Company therefore believes that it can continue as a going concern in the near future.

Management is not obligated to provide funds to QTTM and no assurances can be given that they will always want or be financially able to do so. QTTM management who advance money to cover operating expenses will expect to be reimbursed, either by QTTM or by the company acquired, prior to or at the time of completing a combination. QTTM has no intention of borrowing money to reimburse any QTTM director, officer, or shareholder or their affiliates. There currently are no plans to sell additional securities of QTTM to raise capital, although sales of securities may be necessary to obtain needed funds. The current management has agreed to continue to provide services to QTTM and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should the existing management refuse to advance needed funds the Company would be forced to turn to outside parties to either loan money to QTTM or buy QTTM securities. There is no assurance that QTTM will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to QTTM, including among others:

     1. failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation of QTTM's stock and could result in fines and penalties to QTTM under the Exchange Act;

     2. curtailing or eliminating QTTM's ability to locate and perform suitable investigations of potential acquisitions; or

     3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

In the event that any of the situations listed above materialize the Company may have to cease operations entirely and liquidate.

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

ITEM 7.       Financial Statements.


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm                                                                  11

Consolidated Financial Statements:

     1)  Balance Sheet - December 31, 2004                                                                               12

     2)  Statements of Operations
         Fiscal Years ended December 31, 2004 and 2003,
         and from Date of Inception to December 31, 2004                                                                 13

     3)  Statements of Cash Flows
         Fiscal Years ended December 31, 2004 and 2003,
         and from Date of Inception to December 31, 2004                                                                 14

     4)  Statements of Changes in Stockholders' Equity (Deficit) Fiscal Years
         ended December 31, 2004 and 2003,
         and from Date of Inception to December 31, 2004                                                                 15

Notes to Consolidated Financial Statements                                                                               16

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quantitative Methods Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Quantitative Methods Corporation (a Nevada development stage company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003, and for the period of July 26, 1990 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Quantitative Methods Corporation (a development stage company) as of December 31, 2004, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended December 31, 2004 and 2003, and for the period of July 26, 1990 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit of $1,960,746 at December 31, 2004, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                     /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 4, 2005

         4764 South 900 East, Suite 1 o Salt Lake City, Utah 84117-4977
              Telephone: (801) 281-4700 o Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
                Utah Association of Certified Public Accountants

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                         (expressed in Canadian dollars)




ASSETS
     CURRENT ASSETS
         Cash                                                                           $                0
                                                                                        ------------------

                                                   TOTAL CURRENT ASSETS                                  0
                                                                                        ------------------

TOTAL ASSETS                                                                            $                0
                                                                                        ==================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                       $           10,993
         Payable - shareholders (Note 2)                                                            98,206
                                                                                        ------------------


                                              TOTAL CURRENT LIABILITIES                            109,199

STOCKHOLDERS' (DEFICIT)
     Common Stock (Note 3)
         $.001 par value; authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                                                   11,485
     Additional paid-in capital                                                                  1,840,062
     Deficit accumulated during the development stage                                   (        1,960,746)
                                                                                         -----------------

                                          TOTAL STOCKHOLDERS' (DEFICIT)                 (          109,199)
                                                                                         -----------------
                                                                                        $                0
                                                                                        ==================



See Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)


                                                            Year Ended           Year Ended          Date of Inception
                                                           December 31,         December 31,          to December 31,
                                                               2004                 2003                   2004
                                                          ---------------       ---------------      ----------------

SALES                                                     $             0       $             0      $              0
                                                          ---------------       ---------------      ----------------

General and Administrative expenses
     Professional fees                                             15,839                13,086                86,744
     Consulting                                                         0                     0               289,466
     Traveling and business promotion                                 552                   495                 2,212
     Office expenses                                                    0                     0                 3,570
     General and administrative                                       700                   722               114,318
     Foreign exchange fluctuation                           (         287)        (         478)                  465
     Bank charges                                                     113                     0                   145
     Interest on loan                                               7,249                 5,153                12,466
                                                          ---------------       ---------------      ----------------

Total general and administrative expenses                          24,166                18,978               509,386
                                                          ---------------       ---------------      ----------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES                (      24,166)        (      18,978)        (     509,386)
                                                          ---------------       ---------------      ----------------

     Discontinued operations - subsidiary (Note 4)                      0                     0         (   1,451,360)

                                INCOME TAXES                            0                     0                     0
                                                          ---------------       ---------------      ----------------

                           NET INCOME (LOSS)              $ (      24,166)      $ (      18,978)     $  (   1,960,746)
                                                          ===============       ===============      ================

BASIC AND DILUTED INCOME
     (LOSS) PER SHARE
     Net income (loss) per weighted average share
         Net operating loss                               $           .00                   .00
                                                          ===============       ===============

                                                          $           .00       $           .00
                                                          ===============       ===============

Weighted average number of common shares used to
     compute net (loss) per weighted average share             10,300,000            10,300,000
                                                          ===============       ===============


See Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)

                                                            Year Ended            Year Ended       Date of Inception
                                                           December 31,          December 31,         to December 31,
                                                               2004                  2003                  2004
                                                          ---------------       ---------------      ----------------

OPERATING ACTIVITIES
Net earnings (loss)                                       $ (      24,166)      $ (      18,978)     $  (   1,960,746)
Adjustment to reconcile net loss to net cash
   Provided (used) by operating activities
     Loss on investment                                                 0                     0                34,845
     Investment credit                                                  0                     0                21,554
     Depreciation                                                       0                     0               204,952
     Decrease in software development costs                             0                     0               172,682
     Stock issued for services                                          0                     0               290,190
                                                          ---------------       ---------------      ----------------
                                                            (      24,166)        (      18,978)        (   1,236,523)

     Changes in receivables
     Changes in payables                                    (       3,763)                1,016                10,993

                     NET CASH PROVIDED (REQUIRED)
                          BY OPERATING ACTIVITIES           (      27,929)        (      17,962)        (   1,225,530)
                                                          ---------------       ---------------      ----------------

INVESTING ACTIVITIES
     Acquisition of investments                                         0                     0         (     100,747)
     Proceeds of disposal of investment                                 0                     0                65,902
     Software development costs                                         0                     0         (     172,682)
     Acquisition of fixed assets                                        0                     0         (     204,952)
                                                          ---------------       ---------------      ----------------

                                  NET CASH (USED)
                          BY INVESTING ACTIVITIES                       0                     0         (     412,479)
                                                          ---------------       ---------------      ----------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                      27,929                17,962                98,206
     Net proceeds of issuance of shares                                 0                     0             1,539,803
     Addition to long-term debt                                         0                     0               134,680
     Repayment of long-term debt                                        0                     0         (     134,680)
                                                          ---------------       ---------------      ----------------

                         NET CASH PROVIDED (USED)
                          BY FINANCING ACTIVITIES                  27,929                17,962             1,638,009
                                                          ---------------       ---------------      ----------------

                      INCREASE (DECREASE) IN CASH
                             AND CASH EQUIVALENTS                       0                     0                     0

                        CASH AND CASH EQUIVALENTS
                             AT BEGINNING OF YEAR                       0                     0                     0
                                                          ---------------       ---------------      ----------------

                        CASH AND CASH EQUIVALENTS
                                   AT END OF YEAR         $ (           0)      $             0      $              0
                                                          ===============       ===============      ================

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                         $             0       $             3      $          6,651
         Income tax                                                     0                     0                     0


See Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (expressed in Canadian Dollars)

                                                                                             Deficit
                                                                                           Accumulated
                                                                       Additional            During
                                         Common Stock                    Paid-in           Development
                                  Shares         $   Amount          $   Capital        $     Stage       $       Total
                             ---------------       -------------       -------------      --------------    ---------------
Balance at 06/23/95
   (Date of inception)                     0     $             0     $             0    $              0  $               0
   Issuance of common
     stock at $1.00 per
     share at 07/27/95                     1                   1                   0                   0                  1
   Issuance of common
     stock at $1.00 per
     share at 11/01/95                   999                 999                   0                   0                999
   Additional paid-in
     capital
     at 06/30/96                           0                   0             440,000                   0            440,000
   Net loss for period                                                                  (       268,329)    (       268,329)
                             ---------------     ---------------     ---------------     --------------      --------------
Balance at 06/30/96                    1,000               1,000             440,000    (       268,329)            172,671

   Net loss for period                                                                  (       463,423)    (       463,423)
                             ---------------     ---------------     ---------------     --------------      --------------
Balance at 06/30/97                    1,000               1,000             440,000    (       731,752)    (       290,752)

   Net loss for period                                                                  (       214,859)    (       214,859)
                             ---------------     ---------------     ---------------     --------------      --------------
Balance at 12/31/97                    1,000               1,000             440,000    (       946,611)    (       505,611)

Issuance of common stock
  - stock split at 06/30/98
    and additional paid-in
    capital                          999,000                   0             845,897                   0            845,897
   Issuance of common stock
   at $.02 per share at
   12/31/98 and
     additional paid-in
     capital                       6,650,000               6,650             157,813                   0            164,463

   Net loss for period                                                                  (       375,509)    (       375,509)
                             ---------------     ---------------     ---------------     --------------      --------------
Balance at 12/31/98                7,650,000               7,650           1,443,710    (     1,322,120)            129,240

   Amount transferred to
      deficit                                                                           (       109,997)     (      109,997)
   Re-capitalization on
     01/09/99                      1,150,000               1,664             108,333                  0             109,997
   Issuance of common
     stock at $.001 per
     share for services at
      01/16/99                       500,000                 724                   0                  0                 724
   Issuance of common
     stock at $.29 per
     share for services at
     09/01/99                      1,000,000               1,447             288,019                  0             289,466

   Net loss for period                                                                  (       792,636)    (       792,636)
                             ---------------     ---------------     ---------------     --------------      --------------
Balance at 12/31/99               10,300,000              11,485           1,840,062    (     2,224,753)    (       373,206)

   Net loss for period                                                                  (       202,441)    (       202,441)
                             ---------------     ---------------     ---------------     --------------      --------------
Balance at 12/31/00               10,300,000              11,485           1,840,062    (     2,427,194)    (       575,647)

   Net loss for period                                                                  (        65,516)    (        65,516)
                             ---------------     ---------------     ---------------     --------------      --------------
Balance at 12/31/01               10,300,000              11,485           1,840,062    (     2,492,710)    (       641,163)

   Net income for period                                                                         575,108            575,108
                             ---------------     ---------------     ---------------    ----------------    ----------------
Balance at 12/31/02               10,300,000              11,485           1,840,062    (     1,917,602)    (        66,055)

   Net loss for period                                                                  (        18,978)    (        18,978)
                             ---------------     ---------------     ---------------     ---------------     ---------------
Balance at 12/31/03               10,300,000              11,485           1,840,062    (     1,936,580)    (        85,033)

   Net loss for period                                                                  (        24,166)    (        24,166)
                             ---------------     ---------------     ---------------     ---------------     --------------
Balance at 12/31/04               10,300,000   $          11,485  $        1,840,062  $ (     1,960,746)  $ (       109,199)
                             ===============     ===============     ===============     ==============      ==============

See Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         Quantitative Methods Corporation, ("QTTM" or the "Company"), was incorporated under the laws of the State of Nevada on July 26, 1990.

         On January 8th, 1999, the Board of Directors of the Company entered into an agreement to acquire 100% ownership in Softguard Enterprises, Inc. ("Softguard"), incorporated on June 23, 1995, under the Canadian Business Corporations Act. The Company issued and delivered 7,650,000 shares of its Common Stock bearing a restrictive legend, in exchange for which issuance, QTTM acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

         On December 31, 2002, the Company's management decided to abandon its wholly subsidiary, Softguard Enterprises Inc. due to lack of operations. This transaction was recorded in the December 31, 2002 financial statements as a discontinuation of operations.

         QTTM is a development stage company. The ability of the Company to emerge from the development stage with respect to its business plan is dependent upon its successful efforts to participate in one or more as yet unidentified business ventures.

         The Company has experienced significant operating losses since inception. In the absence of operating activities, the Company has relied on the forbearance of some creditors and funded itself through loans from directors.

         Management continues to devote most of its activities to the investigation and review of business opportunities. During the next twelve months, if management fails to locate a potential business candidate, management has indicated a willingness to continue to advance sufficient funds that would permit the Company to satisfy its reporting requirements and other obligations imposed on it as a public company. If profitable operations are not achieved through a potential merger or acquisition, additional equity or debt financing will be required to pursue the Company's business plan. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

         Summary of Significant Accounting Policies

         Development Stage Company
         The Company currently has no operations and is considered to be a development stage company under the provision of Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and reporting by Development Stage Enterprises".

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. This interpretation requires that variable interest entities be consolidated by the "primary beneficiary" generally defined as having the majority of the risks and rewards from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not expect the adoption of FIN 46 to have an effect on its financial statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2004 and 2003


         Summary of Significant Accounting Policies (continued)

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

         Basis of Accounting
         The Company's consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

         Principles of Consolidation
         The consolidated financial statements present the consolidation of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. All significant inter-company accounts and transactions have been eliminated.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the year ended December 31, 2004 was $522 in 2004 and $495 in 2003.

         Basic and Diluted Net Income (Loss) Per Share
         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires dual presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) for the period available to common stockholders (numerator) by the weighted average number of common stock outstanding (denominator) during the period. The Company had no potential common stock instruments which would result in a diluted loss per share.

         Cash and Cash Equivalents
         For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2004.

         Comprehensive Income (Loss)
         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of December 31, 2004 and 2003.

         Concentration of Credit Risk
         The Company's exposure to credit risk is minimal.

         Dividends
         Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company has not yet adopted any policy regarding payment of dividends.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2004 and 2003


         Summary of Significant Accounting Policies (continued)

         Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and accompanying notes. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates.

         Financial Instruments
         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

         Income Taxes
         The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Under this method, deferred income tax assets and liabilities are computed based upon the difference between the financial and tax basis of assets and liabilities using the currently enacted tax rates and laws. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception and has incurred net operating losses. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because, in the opinion of management, it is more likely than not that some portion of deferred tax assets will not be realized.

         Interest Rate Risk
         The Company is exposed to fluctuating interest rates.

         Reclassifications
         Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

         Revenue Recognition
         In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB
         104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements because it has not recognized any revenue to date.

         Translation of Foreign Currencies
         The Company's functional currency is the Canadian dollar. Foreign currency transactions occasionally occur, are primarily undertaken in Canadian dollars. Management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary balance sheet items denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2004 and 2003


NOTE 2:           PAYABLE - SHAREHOLDERS

         At December 31, 2004, the Company is indebted to one shareholder in the amount of $98,206 (CDN). The amount bears interest at 6% per annum and the shareholder expects repayment as soon as the Company has sufficient funds to do so.

NOTE 3:           COMMON STOCK

         The Company is authorized to issue 25,000,000 shares of $.001 par value common stock. For the periods ending December 31, 2004 and 2003, the Company had 10,300,000 shares of common stock outstanding.

NOTE 4:           DISCONTINUED OPERATIONS

         Ownership of the Company's wholly owned subsidiary was distributed to the original shareholders of Softguard Enterprises Inc., effective December 31, 2002, following the adoption of a formal plan to abandon Softguard by the Board of Directors on December 30, 2002. This transaction was included in "discontinued operations" in the Consolidated Statements of Operations for 2002.

         Effective December 31, 2002, the Company abandoned its subsidiary. Losses from the subsidiary for 2002 were $91,968 (CDN). The subsidiary's liabilities exceeded its assets by $681,720 (CDN) resulting in a gain on discontinued operations of $589,752 (CDN). There were no income tax consequences other than to reduce the subsidiary's net loss carryforward.

NOTE 5:           LOSS PER SHARE

         The following is a reconciliation of the numerators of the basic income
         (loss) per share for the years ended December 31, 2004 and 2003.

                                                            2004                      2003
                                                     ------------------         -----------------
         Net income (loss) available to
           common stockholder                        $        ( 24,166)         $       ( 18,978)
         Weighted average shares:
           Outstanding all year                               10,300,000                10,300,000
         Basic income (loss) per share (based
           on weighted average shares)               $              .00         $             .00

NOTE 6:           INCOME TAX

         The components of the provision for income taxes at December 31, 2004 are as follows:
                  Current - Federal                  $                0
                  Deferred - Federal                                  0
                                                       ----------------

                  Income tax provision               $                0
                                                       ================

         A reconciliation of the consolidated income tax provision for the Company and to the amount expected using the U.S. Federal statutory rate follows:
                  Expected amount using
                    U.S. Federal statutory rate      $          (8,216)
                  Change in valuation allowance                   8,216
                                                       ----------------

                  Effective tax                      $                0
                                                       ================

         Deferred tax assets (liabilities) consisted of the following at December 31, 2004.
                Deferred tax assets
                  Net operating loss carryforwards        $     173,189
                  Deferred tax liability                              0
                                                          -------------
                                                                173,189
                Valuation allowance                           (173,189)
                                                          ------------

                Net asset                                 $           0
                                                          =============

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2004 and 2003


NOTE 6:         INCOME TAX (continued)

         At December 31, 2004, the Company has net operating loss (NOL) carryforwards totaling approximately $509,380 (CDN). The carryforwards begin to expire in the fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended December 31, 2004 was $8,216.

NOTE 7:         GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $1,960,746 (CDN) from inception to December 31, 2004 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock.

         The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until we complete a successful business transaction with a profitable business or raise additional working capital through equity financing.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes or disagreements between the Company and the accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 8A.      Controls and Producers.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's President and Principal Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's President and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective and adequate to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting:
There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls referred to in the previous paragraph, during the fourth quarter of the fiscal year covered by this report that could have significantly affected those controls. Subsequent to the date of the evaluation, there were no changes in the Company's internal control over financial reporting or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weakness.

ITEM 8B.      OTHER INFORMATION

No additional information was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons
The following table sets forth the name, age, and position held by the Company's directors and executive officers during the fiscal year ended December 31, 2004. The directors serve until the next annual meeting of the Company's stockholders, or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and have qualified. The Board of Directors elects officers to their positions, and they continue in such positions, at the discretion of the directors. There are no agreements or understanding for any officer or director of the Company to resign at the request of another person and none of the directors and officers is acting on behalf of or will act at the direction of any other person.

     Name                      Age               Position                       Term of Office
     ----                      ---               --------                       --------------
     Pierre C. Miron            47          President/Director                  February 17, 2005 to Present
     Helga Leuthe               45          Secretary/Treasurer/Director        January 12, 1999 to Present

On February 16, 2005, Mr. Bernard Bousseau resigned to honor other business and personal commitments. The Board of Directors subsequently appointed Mr. Pierre
C. Miron to the position of President and Director.

On February 28, 2005, Mr. Pierre C. Miron and Mrs. Leuthe were the only members of the Board of Directors and the only officers of the Company. The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

Pierre C. Miron
Mr. Miron, has been President and Director of QTTM since February 17, 2005. During the past three years, Pierre C. Miron has been employed in the private sector where he manages a real estate portfolio, as well as a franchise company in the weight loss industry. Prior to holding this management position, he spent most of his career in the banking industry. During his employment of close to 20 years with several large Canadian banks he held various positions ranging from International Internal Auditor to Credit Director of mid-market accounts.

In 1981, he received a Bachelor of Commerce from the Ecole des Hautes Etudes Commerciales (HEC) in Montreal. Mr. Miron does not hold any other directorships for any other reporting company.

Helga Leuthe
Mrs. Leuthe has been Secretary/Treasurer and Director of QTTM since January 12, 1999 in addition to her management position with the Company. She devotes her time primarily to her role as a business administrator and homemaker. Previously, Mrs. Leuthe held corporate positions in finance and accounting in diverse industries, including information technology, publishing, tourism, pulp and paper, and investments. Mrs. Leuthe's educational background is in management and accounting. Mrs. Leuthe is also a director and officer of Egret, Inc., a public company.

Family Relationship
There are no family relationships among the directors or executive officers of QTTM. No material relationship exists between the former management and directors and the current management and directors.

Involvement in Certain Legal Proceeding
During the past five years, none of the executive officers or directors of the Company were involved in any bankruptcy proceedings, convicted of or being subject to a pending criminal proceeding, been subject to any order, judgment or decree of a court, permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activities or been found by a court to have violated any federal, provincial or state securities or commodities laws.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities and Exchange Act of 1934, (the "1934 Act") requires that the directors, officers and persons who own more than ten percent of a company with securities registered pursuant to Section 12 of the 1934 Act file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act (15 U.S.C. 781) during the most recent fiscal year or prior fiscal years. As a result, no reports are required to be filed pursuant to Section 16(a).

Code of Ethics
The Board of Directors has adopted a corporate code of ethics for its Senior Financial Officers, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company believes the adopted code is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports and documents; enable compliance with applicable governmental laws, rules and regulations; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. These Senior Financial Officers are expected to abide by this Code as well as by all of the Company's other applicable business policies, standards and guidelines.

ITEM 10.      Executive Compensation.

During the past fiscal year, the Company's directors and/or officers did not receive remuneration or other compensation for their respective services rendered to the Company, except that they were entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. The directors and/or officers have agreed to act without compensation until The Board of Directors adopts a plan of compensation, in accordance with their responsibilities; however at the present time this is not expected to occur until the Company has generated revenue from operations subsequent to the completion of a merger or acquisition.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners
The following table sets forth, as of December 31, 2004, and as March 15, 2005, the names of each person (including any "group") known to the Company to be the beneficial owner of five percent (5%) or more of any class of the Company's voting securities:

                         Name and Address                    Amount and Nature of
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

Security Ownership of Management
The following table sets forth, as of December 31, 2004, and as March 15, 2005, the names of each of the directors and/or executive officers of the Company (individually or as a group) to be the beneficial owner of any class of the Company's voting securities:

                         Name and Address                    Amount and Nature of
Title of Class        of Beneficial Owner                   Beneficial Ownership               Percent of Class

Common Stock          Pierre C. Miron                                       0                      0.00%
                      501 D'Isere, Apt #8
                      St-Lambert (Quebec)
                      Canada J4S 1Y9
                      (Director and Officer)

Common Stock          Helga Leuthe                                    400,000                      3.88%
                      70 de Navarre Crescent
                      St-Lambert (Quebec)
                      Canada J4S 1Y6
                      (Director and Officer)

Total Shareholdings of
Directors and Officers                                                400,000                      3.88%

Changes of Control
There are no present arrangements that would result in changes of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans As of the date of this report, the Company has not adopted an equity compensation plan or individual compensation agreement.

ITEM 12.      Certain Relationships and Related Transactions.

At December 31, 2004 and 2003, QTTM was indebted to Mrs. Leuthe, the Secretary-Treasurer for paid expenses and money advanced to the Company in the amount of $98,206 and $77,277 (CDN), respectively. The loan bears interest at a rate of 6% per annum. These amounts are unsecured, and due upon demand.

QTTM has no understanding with its directors, officers, or shareholders, pursuant to which such persons are required to contribute capital to QTTM, loan money or otherwise provide funds to the Company, although management expects that one or more of such persons may make funds available to QTTM in the event of need to cover operating expenses.

QTTM utilized office space at no charge in the residence of the former President, Mr. Bousseau, until his resignation on February 16, 2005. Mrs. Leuthe has agreed to provide a similar arrangement to meet the Company's needs for the foreseeable future.

No director, officer or employee of QTTM received a salary of $60,000 or more in 2004 or 2003. There were no transactions, or series of transactions, for the years ended December 31, 2004 or 2003, nor are there any currently proposed transactions, or series of transactions, to which QTTM is (or was) a party, in which the amount exceeds $60,000, and in which to the knowledge of QTTM any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

ITEM 13.      Exhibits.

Exhibits and Index of Exhibits:
The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to QTTM of its expenses in furnishing the information. Any references to "QTTM" mean Quantitative Methods Corporation.

     (3) (i) Articles of Incorporation of Quantitative Methods Corporation as filed with the Nevada Secretary of State on July 16, 1990.

     (3)      (ii) Bylaws of Quantitative Methods Corporation.

     31.1 Certification of the Chief Executive Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Quantitative Methods Corporation pursuant to 18 U.S.C.
              SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.      Principal Accountant Fess and Services.

Audit Fees
The aggregate fees billed by Smith & Company, for professional services rendered by the principal accountant for the audit of the Company's annual consolidated financial statements and review of financial statements included in the 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $8,200 (USD) and $8,850 (USD), respectively.

Audit-Related Fees
No additional fees were billed by Smith & Company, for assurance and related services rendered by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and 2003.

Tax Fees
The aggregate fees billed by Smith and Company for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning for the fiscal years ended December 31, 2004 and 2003 were $500 (USD) and $500 (USD), respectively.

All Other Fees
The aggregate fees billed by Smith & Company for all other non-audit products and services, such as attending meetings and other miscellaneous financial accounting, provided by the principal accountant for the fiscal years ended December 31, 2004 and 2003 were $0 (USD) and $0 (USD), respectively.

Audit Committee Policies and Procedures The Company does not have an audit committee.

The percentage of hours expended (if greater than 50%), on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended December 31, 2004 and 2003 that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES


In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QUANTITATIVE METHODS CORPORATION



Dated:  April 8, 2005         By: /s/ Pierre C. Miron
                                  ------------------------------------------
                                  PIERRE C. MIRON, President and Director



Dated:  April 8, 2005         By: /s/ Helga Leuthe
                                  ---------------------------------------------
                                  HELGA LEUTHE, Secretary/Treasurer and Director Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               QUANTITATIVE METHODS CORPORATION



Dated:   April 8, 2005         By:/s/ Pierre C. Miron
                                  -----------------------------------------
                                   PIERRE C. MIRON, President and Director



Dated:   April 8, 2005         By: /s/ Helga Leuthe
                                   --------------------------------------------
                                  HELGA LEUTHE, Secretary/Treasurer and Director

                         EXHIBIT 31.1 CEO CERTIFICATION

I, Pierre C. MIRON, Director and President, certify that:

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

4. The small business issuer's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures {as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)} and internal control over financial reporting {as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)} for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is mad known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d) Disclosed in this report any change in the smal business issuer's internal control over financial reporting that occurred during the small business issuer's mos recent fiscal quarter (the small business issue s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likel to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: April 8, 2005


/s/ Pierre C. Miron
Director and President

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

4. The small business issuer's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures {as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)} and internal control over financial reporting {as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)} for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is mad known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d) Disclosed in this report any change in the smal business issuer's internal control over financial reporting that occurred during the small business issuer's mos recent fiscal quarter (the small business issue s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likel to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: April 8, 2005



/s/ Helga Leuthe
Director and Secretary/Treasurer

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Yearly Report on Form 10KSB of Quantitative Methods Corporation (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Pierre C. Miron, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 8, 2005


/s/ Pierre C. Miron
Pierre C. Miron, President and Director


/s/ Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director