Form 10QSB
period 2005-03-31
QUANTITATIVE METHODS CORP
filed 2005-05-13
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended March 31, 2005
                                                 --------------


                         Commission File No.33-55254-42


                        QUANTITATIVE METHODS CORPORATION
           (Name of small business issuer as specified in its charter)


            NEVADA                                87-0485310
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

70 de Navarre, St-Lambert (Quebec) Canada               J4S 1Y6
(Address of principal executive offices)             (Postal Code)

Issuer's telephone number, including area code:                (450) 672-7003

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding as of May 10, 2005
-----------------------------------------        ------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                        10,300,000 SHARES

                        QUANTITATIVE METHODS CORPORATION

                           FORM 10-QSB/MARCH 31, 2005

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements

          Balance Sheets -
             March 31, 2005 (Unaudited) and December 31, 2004 (Audited)        3

          Statements of Operations - (Unaudited)
             Three Months ended March 31, 2005 and 2004
                and from Date of Inception to March 31, 2005                   4

          Statements of Cash Flows - (Unaudited)
             Three Months ended March 31, 2005 and 2004
                and from Date of Inception to March 31, 2005                   5

          Notes to Consolidated Financial Statements                           6


     Item 2. - Management's Discussion and Analysis or Plan of
          Operations                                                          12

     Item 3. - Controls and Procedures                                        14

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                15

Signature                                                                     16
Certifications                                                             17-19

                          PART I FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      March 31,              December 31,
                                                                        2005                      2004
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Cash                                                     $              0           $             0
                                                                  ----------------           ---------------

                           TOTAL CURRENT ASSETS                                  0                         0
                                                                  ----------------           ---------------

TOTAL ASSETS                                                      $              0           $             0
                                                                  ================           ===============


LIABILITIES & STOCKHOLDERS' (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                 $            195           $        10,993
         Payable - shareholders (Note 2)                                   112,045                    98,206
                                                                  ----------------           ---------------

                      TOTAL CURRENT LIABILITIES                            112,240                   109,199

STOCKHOLDERS' (DEFICIT)
     Common Stock (Note 3)
         $.001 par value; authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                           11,485                    11,485
     Additional paid-in capital                                          1,840,062                 1,840,062
     Deficit accumulated during the
         development stage                                         (     1,963,787)            (   1,960,746)
                                                                  ----------------           ---------------

         TOTAL STOCKHOLDERS' (DEFICIT)                             (       112,240)            (     109,199)
                                                                  ----------------           ---------------

                                                                  $              0           $             0
                                                                  ================           ===============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                               Three Months Ended             Date of Inception
                                                                    March 31,                      to March 31,
                                                           2005                  2004                  2005
                                                     ----------------      ---------------       ---------------
SALES                                                $              0      $             0       $             0
                                                     ----------------      ---------------       ---------------

General and Administrative expenses
     Professional fees                                              0                4,122                86,744
     Consulting                                                     0                    0               289,466
     Traveling and business promotion                           1,104                  552                 3,316
     Office expenses                                                0                    0                 3,570
     General and administrative                                   292                  237               114,610
     Foreign exchange fluctuation                      (          302)       (         276)                  163
     Bank charges                                                  66                   70                   211
     Interest on loan                                           1,881                1,432                14,347
                                                     ----------------      ---------------       ---------------

Total general and administrative expenses                       3,041                6,137               512,427
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES           (        3,041)       (       6,137)        (     512,427)
                                                     ----------------      ---------------       ---------------

     Discontinued operations - subsidiary
     (Note 4)                                                       0                    0         (   1,451,360)

                                INCOME TAXES                        0                    0                     0
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)         $ (        3,041)     $ (       6,137)      $ (   1,963,787)
                                                     ================      ===============       ===============


BASIC AND DILUTED INCOME (LOSS)
     PER SHARE (Note 6)
Net income (loss) per weighted average share
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
                                                     ================      ===============


              The accompanying notes are an integral part of these
                            consolidated statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                               Three Months Ended              Date of Inception
                                                                    March 31,                      to March 31,
                                                           2005                  2004                  2005
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net earnings (loss)                                  $ (        3,041)     $ (       6,137)      $ (   1,963,787)
Adjustment to reconcile net loss to net cash
   Provided (used) by operating activities
     Loss on investment                                             0                    0                34,845
     Investment credit                                              0                    0                21,554
     Depreciation                                                   0                    0               204,952
     Decrease in software development costs                         0                    0               172,682
     Stock issued for services                                      0                    0               290,190
                                                     ----------------      ---------------       ---------------
                                                       (        3,041)       (       6,137)        (   1,239,564)

Changes in receivables                                              0                    0                     0
Changes in payables                                    (       10,798)       (      10,409)                  195
                                                     ----------------      ---------------       ---------------

                NET CASH PROVIDED (REQUIRED)
                     BY OPERATING ACTIVITIES           (       13,839)       (      16,546)        (   1,239,369)
                                                     ----------------      ---------------       ---------------

INVESTING ACTIVITIES
     Acquisition of investments                                     0                    0         (     100,747)
     Proceeds of disposal of investment                             0                    0                65,902
     Software development costs                                     0                    0         (     172,682)
     Acquisition of fixed assets                                    0                    0         (     204,952)
                                                     ----------------      ---------------       ---------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                        0                    0         (     412,479)
                                                     ----------------      ---------------       ---------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                  13,839               16,546               112,045
     Net proceeds of issuance of shares                             0                    0             1,539,803
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                                    0                    0         (     134,680)
                                                     ----------------      ---------------       ---------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                   13,839               16,546             1,651,848
                                                     ----------------      ---------------       ---------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                        0                    0                     0

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD                        0                    0                     0
                                                     ----------------      ---------------       ---------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $              0      $             0       $             0
                                                     ================      ===============       ===============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                     $            466      $             0       $         7,117
        Income tax                                                  0                    0                     0



        The accompanying notes are an integral part of these consolidated statements.
                                        5

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPELS

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company's financial position at March 31, 2005 (unaudited) and the results of its operations for the three months ended March 31, 2005 and 2004 (unaudited) and cash flows for the three months ended March 31, 2005 and 2004(unaudited). Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2005.

         The consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the audited consolidated financial statements and notes thereto included in the Report on Form 10-KSB, for the year ended December 31, 2004.

         Nature of Operations and Continuance of Business

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2005


         Nature of Operations and Continuance of Business (continued)

         Management continues to devote most of its activities to the investigation and review of business opportunities. During the next twelve months, if management fails to locate a potential business candidate, management has indicated a willingness to continue to advance sufficient funds that would permit the Company to satisfy its reporting requirements and other obligations imposed on it as a public company. If profitable operations are not achieved through a potential merger or acquisition, additional equity or debt financing will be required to pursue the Company's business plan. These factors raise substantial doubt regarding the Company's ability to continue as a going concern

         Summary of Significant Accounting Policies

         Recently Issued Accounting Standards
         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2005


         Summary of Significant Accounting Policies (continued)

         In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         Development Stage Company
         The Company currently has no operations and is considered to be a development stage company under the provision of Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and reporting by Development Stage Enterprises".

         Basis of Accounting
         The Company's unaudited consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America

         Principles of Consolidation
         The consolidated financial statements present the consolidation of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. All significant inter-company accounts and transactions have been eliminated.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs were $1,104 for the period ending March 31, 2005 and $3,316 since inception.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2005


         Summary of Significant Accounting Policies (continued)

         Cash and Cash Equivalents
         For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2005.

         Comprehensive Income (Loss)
         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of March 31, 2005.

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

         Financial Instruments
         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

         Income Taxes
         The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Under this method, deferred income tax assets and liabilities are computed based upon the difference between the financial and tax basis of assets and liabilities using the currently enacted tax rates and laws. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception and has incurred net operating losses. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because, in the opinion of management, it is more likely than not that some portion of its deferred tax assets will not be realized.

         Interest Rate Risk
         The Company is exposed to fluctuating interest rates.

         Reclassifications
         Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2005


         Summary of Significant Accounting Policies (continued)

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

         Translation of Foreign Currencies
         The Company's functional currency is the Canadian dollar. Foreign currency transactions occasionally occur, and are primarily undertaken in Canadian dollars. Management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary balance sheet items denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.


NOTE 2:           RELATED-PARTY TRANSACTIONS

         At March 31, 2005, the Company was indebted to Helga Leuthe, a shareholder and director of the Company. The amount due to the related party is $112,045 (CDN). This amount bears interest at 6% per annum and repayment is expected as soon as the Company has sufficient funds.


NOTE 3:           COMMON STOCK

         The Company is authorized to issue 25,000,000 share of $.001 par value common stock. For the periods ending March 31, 2005 and December 31, 2004, the Company had 10,300,000 shares of common stock outstanding.


NOTE 4:           DISCONTINUED OPERATIONS

         Ownership of the Company's wholly owned subsidiary was distributed to the original shareholders of Softguard Enterprises Inc., effective December 31, 2002, following the adoption of a formal plan to abandon Softguard by the Board of Directors on December 30, 2002. This transaction was included in "discontinued operations" in the Consolidated Statements of Operations for 2002".

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2004 and 2003


NOTE 5:           LOSS PER SHARE

         The following is a reconciliation of the numerators of the basic income
         (loss) per share for the periods ended March 31, 2005 and 2004.

                                                       March 31, 2005            March 31, 2004
                                                     ------------------         ---------------
         Net income (loss) available to
              common stockholder                     $ (          3,041)        $  (      6,137)
         Weighted average shares:
              Outstanding all year                           10,300,000              10,300,000
                                                     ------------------         ---------------
         Basic income (loss) per share
              (based on weighted
              average shares)                        $              .00         $           .00
                                                     ==================         ===============


NOTE 6:           GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $1,963,787 (CDN) from inception to March 31, 2005 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

         The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until we complete a successful business transaction with a profitable business or raise additional working capital through equity financing.

ITEM 2. - Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Relating to Forward-Looking Statements
The matters discussed in this Form 10-QSB contain certain forward-looking statements and information that involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission relating to Quantitative Methods Corporation ("QTTM" or the "Company") from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Company's operations. Accordingly, actual results may vary materially from those described in this report as a result of a number of factors, including those identified herein. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial information contained elsewhere in this report and Form 10-KSB for the year ended December 31, 2004.

Overview
Quantitative Methods Corporation was incorporated on July 26, 1990 under the laws of the State of Nevada, to engage in potential business ventures, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

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

On December 31, 2002, the board of directors of QTTM unanimously agreed to abandon its wholly owned subsidiary, Softguard Enterprises Inc., due to lack of operations. They determined that Softguard's original business plan could not be executed and developed due to lack of operating capital and failure to complete the product design and development of the computer software technology.

In February 2005, the Company signed a letter of intent to purchase 100% of Roadvision Technologies Inc. ("Roadvision"), a Canadian-based company that develops and provides technology solutions in vehicle fleet operation management. Roadvision is striving to become a world leader in innovative total fleet operation micromanagement hardware and software solutions. The Company expects to enter into this potential merger before the end of the next quarter.

The technology offered by Roadvision is an intelligent and user-friendly system. The TripVision technology platform and products (hardware and software) provides information to control costs, minimize risks and supports decision-making to various operational departments, such as fleet managers, dispatchers, accounting, and maintenance.

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

As of the date hereof, management has not made any final decision concerning or entered into any binding written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission ("SEC") on Form 8-K.

Plan of Operation
QTTM's business strategy over the next twelve months is to pursue and, if possible, to merge or acquire an operating business of an unidentified foreign or domestic company which desires to become a reporting ("public") company, and whose securities are trading in the United States secondary market.

The Company does not intend to do any product research and development nor does it expect to purchase or sell any real estate, plant or equipment except as a result of completing a business transaction. Similarly, QTTM does not expect to make any significant changes in the number of employees with the exception of completing a business transaction.

The Company will not restrict its search to any particular business, industry or geographical location, and reserves the right to evaluate and to enter into any type of business opportunity, in any stage of its development (including the "start-up" stage), in any location. In seeking a business venture, management will not be influenced by the anticipated or perceived appeal of a specific industry, management group, or product or industry, but rather, will be motivated by a company's business objective of seeking long term capital appreciation.

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

For the three months ended March 31, 2005, the Company had no revenues and incurred a net loss of $3,041 (CDN), as compared to a net loss of $6,137 (CDN) for the corresponding period ended March 31, 2004.

Expenses in the first quarter of 2005 related primarily to advertising and promotional fees, miscellaneous filing fees, general and administrative fees, and interest expense for loan from shareholder.

Liquidity and Capital Resources
QTTM is a development stage company, and as of the date of this report, has had no operations that generate revenue and has no cash reserves or liquid assets to satisfy its cash requirements. The Company has an accumulated deficit of $1,963,787 (CDN) and debts totaling $112,240 (CDN) to its director and officer and to its trade vendors for costs advanced on their behalf. Until such time as QTTM completes a merger or acquisition, the Company will continue to experience a cash shortage. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continued existence is dependent upon several factors; including the ability to attain profitable business operations and generate a positive cash flow by acquiring a viable company. QTTM will only be able to pay its debts and meet operating expenses and continue as a going concern by raising additional funds. QTTM is attempting to raise additional capital either by debt or equity financing. The Company does not have a firm commitment for such funding, and there can be no assurance that the Company will be successful in its attempts to obtain such financing, or if so on economically attractive terms. Consequently, if a merger or acquisition proves unsuccessful the Company may decide to abandon its current business goals and cease operations.

QTTM has no commitment for any capital expenditures as of the date of this report. In the absence of operating activities, the Company will incur routine fees and expenses incident to its reporting duties as a public company. QTTM's cash requirements for the next twelve months will be limited to general and administrative expenses, which are expected to be less than $250 (CDN) per month, and professional fees for legal and accounting services and other expenses related to fulfilling the reporting requirements and other obligations incumbent on it as a public company, which should not exceed $12,000 (CDN) and interest expense of approximately $7,000 (CDN). Other expenditures could include costs related to the investigation and completion of a merger or acquisition with one or more potential business candidates. At the present time, the Company is relying on loans from shareholders to satisfy its reporting requirements and
other   obligations  until the  completion  of  a  business combination.


ITEM 3.           Controls and Procedures.

Evaluation of the Company's Disclosure Controls
As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("disclosure controls"), and our internal controls and procedures for financial reporting ("internal controls"). This evaluation (the "controls evaluation") was done under the supervision and participation of the Company's management, including its chief executive officer (the "CEO") and chief financial officer (the "CFO") pursuant to SEC Rule 13a-15. Rules adopted by the Securities and Exchange Commission require that in this section of the report the Company present the conclusions of its CEO and CFO about the effectiveness of the Company's disclosure controls and internal controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications
Appearing as exhibits 31.1 and 31.2 to this report are "Certifications" of the CEO and CFO. The certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of this report contains information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including, without limitation, the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of the financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls
The Company's management, including, without limitation, the CEO and CFO, does not expect that the Company's disclosure controls or internal controls will prevent all error and fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Scope of Controls Evaluation
The CEO/CFO evaluation of the Company's disclosure controls and internal controls included a review of the controls' objective and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's disclosure controls and internal controls and to make modifications, as necessary. In this regard, the Company's intent is that the disclosure controls and internal controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

Conclusions
Based upon the controls evaluation, the Company's CEO and CFO have concluded that, as of the end of the period covered by this report, the Company's disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Securities Exchange Act such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


ITEM 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  The following exhibits are filed with this report:

               31.1 Certification of the Chief Executive Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of the Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.1 Certification of the Chief Executive Officer and Chief Financial Officer of Quantitative Methods Corporation pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.
                  The following report on Form 8-K was filed during the quarter:

                  On February 25th 2005, the Company reported Mr. Bernard Bousseau resigned and Pierre C. Miron was appointed as President and Director of Quantitative Methods Corporation.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           QUANTITATIVE METHODS CORPORATION



Dated:  May 10, 2005       By: /s/ Pierre C. Miron
                               --------------------------------------------
                               PIERRE C. MIRON, President and Director
                               (as principal executive officer)


                           By: /s/ Helga Leuthe
                               --------------------------------------------
                               HELGA LEUTHE, Secretary/Treasurer
                               (as principal financial and accounting officer)

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

Date:  May 10, 2005


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

Date:  May 10, 2005



/s/ Helga Leuthe
Director and Secretary/Treasurer

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB of Quantitative Methods Corporation (the "Company") for the fiscal quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Pierre C. Miron, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2005


/s/ Pierre C. Miron
Pierre C. Miron, President and Director


/s/ Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director