Form 10QSB
period 2005-06-30
QUANTITATIVE METHODS CORP
filed 2005-07-22
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended June 30, 2005
                                                 -------------


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

             Class                           Outstanding as of July 20, 2005
$.001 PAR VALUE CLASS A COMMON STOCK             10,300,000 SHARES

                        QUANTITATIVE METHODS CORPORATION

                            FORM 10-QSB/JUNE 30, 2005

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements

           Balance Sheets -
               June 30, 2005 (Unaudited) and December 31, 2004 (Audited)     3

           Statements of Operations - (Unaudited) Three Months ended June
               30, 2005 and 2004 Six Months ended June 30, 2005 and 2004
                  and from Date of Inception to June 30, 2005                4

           Statements of Cash Flows - (Unaudited)
               Six Months ended June 30, 2005 and 2004
                  and from Date of Inception to June 30, 2005                5

           Notes to Consolidated Financial Statements                        6


     Item 2. - Management's Discussion and Analysis or Plan of Operations   12

     Item 3. - Controls and Procedures                                      14

PART II - OTHER INFORMATION

     Item 6. - Exhibits and Reports on Form 8-K                             15

Signature                                                                   15
Certifications                                                           16-18

PART I                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                      June 30,               December 31,
                                                                        2005                      2004
                                                                  ----------------           ---------------
                                                                     (Unaudited)                (Audited)
ASSETS
     CURRENT ASSETS
         Cash                                                     $              0           $             0
                                                                  ----------------           ---------------

                           TOTAL CURRENT ASSETS                                  0                         0
                                                                  ----------------           ---------------

TOTAL ASSETS                                                      $              0           $             0
                                                                  ================           ===============


LIABILITIES & STOCKHOLDERS' (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable and accrued liabilities                 $          7,403           $        10,993
         Payable - shareholders (Note 2)                                   114,252                    98,206
                                                                  ----------------           ---------------

                      TOTAL CURRENT LIABILITIES                            121,655                   109,199

STOCKHOLDERS' (DEFICIT)
     Common Stock (Note 3)
         $.001 par value; authorized - 25,000,000 shares
         Issued and outstanding 10,300,000 shares                           11,485                    11,485
     Additional paid-in capital                                          1,840,062                 1,840,062
     Deficit accumulated during the
         development stage                                        (      1,973,202)          (     1,960,746)
                                                                  ----------------           ---------------

         TOTAL STOCKHOLDERS' (DEFICIT)                            (        121,655)          (       109,199)
                                                                  ----------------           ---------------

                                                                  $              0           $             0
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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended              Six Months Ended      Date of Inception
                                                          June 30,                    June 30,                to June 30,
                                                   2005            2004           2005           2004            2005
                                               -------------  -------------  -------------   -------------  -----------------
SALES                                          $           0  $           0  $           0   $           0  $             0
                                               -------------  -------------  -------------   -------------  -----------------

General and Administrative expenses
  Professional fees                                    7,026          9,455          7,026          13,577             93,770
  Consulting                                               0              0              0               0            289,466
  Traveling and business promotion                         0              0          1,104             552              3,316
  Office expenses                                          0              0              0               0              3,570
  General and administrative                             123            135            415             372            114,733
  Foreign exchange fluctuation                             0            109    (       302)  (         167)               163
  Bank charges                                             1              0             67              70                212
  Interest on loan                                     2,265          1,890          4,146           3,322             16,612
                                               -------------  -------------  -------------   -------------  -----------------

Total general and administrative expenses              9,415         11,589         12,456          17,726            521,842
                                               -------------  -------------  -------------   -------------  -----------------

                           NET LOSS
                BEFORE INCOME TAXES              (     9,415)  (     11,589)   (    12,456)  (      17,726)  (        521,842)
                                               -------------  -------------  -------------   -------------  -----------------

  Discontinued operations - subsidiary                     0              0              0               0    (     1,451,360)
   (Note 4)

                       INCOME TAXES                        0              0              0               0                  0
                                               -------------  -------------  -------------   -------------  -----------------

                           NET LOSS            $ (     9,415) $ (    11,589) $  (   12,456)  $ (    17,726) $      (1,973,202)
                                               =============  =============  =============   =============  =================

BASIC AND DILUTED LOSS
     PER SHARE (Note 5)
Net loss per weighted average share
     Net operating loss                        $         .00  $         .00  $         .00   $         .00
     Discontinued operations                             .00            .00            .00             .00
                                               -------------  -------------  -------------   -------------
                                               $         .00  $         .00  $         .00   $         .00
                                               =============  =============  =============   =============

Weighted average number of common
     shares used to compute net loss
     per weighted average share                   10,300,000     10,300,000     10,300,000      10,300,000
                                               =============  =============  =============   =============



              The accompanying notes are an integral part of these
                            consolidated statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                Six Months Ended               Date of Inception
                                                                    June 30,                        to June 30,
                                                           2005                  2004                  2005
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net loss                                             $  (      12,456)     $      ( 17,726)      $  (  1,973,202)
Adjustment to reconcile net loss to net cash
   Used by operating activities
     Loss on investment                                             0                    0                34,845
     Investment credit                                              0                    0                21,554
     Depreciation                                                   0                    0               204,952
     Decrease in software development costs                         0                    0               172,682
     Stock issued for services                                      0                    0               290,190
                                                     ----------------      ---------------       ---------------
                                                       (       12,456)       (      17,726)       (    1,248,979)

Changes in receivables                                              0                    0                     0
Changes in payables                                    (        3,590)       (       3,710)                7,403
                                                     ----------------      ---------------       ---------------

                           NET CASH REQUIRED
                     BY OPERATING ACTIVITIES           (       16,046)       (      21,436)       (    1,241,576)
                                                     ----------------      ---------------       ---------------

INVESTING ACTIVITIES
     Acquisition of investments                                     0                    0         (     100,747)
     Proceeds of disposal of investment                             0                    0                65,902
     Software development costs                                     0                    0         (     172,682)
     Acquisition of fixed assets                                    0                    0         (     204,952)
                                                     ----------------      ---------------       ---------------

                               NET CASH USED
                     BY INVESTING ACTIVITIES                        0                    0         (     412,479)
                                                     ----------------      ---------------       ---------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                  16,046               21,436               114,252
     Net proceeds of issuance of shares                             0                    0             1,539,803
     Addition to long-term debt                                     0                    0               134,680
     Repayment of long-term debt                                    0                    0         (     134,680)
                                                     ----------------      ---------------       ---------------

                           NET CASH PROVIDED
                     BY FINANCING ACTIVITIES                   16,046               21,436             1,654,055
                                                     ----------------      ---------------       ---------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                        0                    0                     0

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD                        0                    0                     0
                                                     ----------------      ---------------       ---------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $              0      $             0       $             0
                                                     ================      ===============       ===============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                     $            150      $             0       $         6,801
        Income tax                                                  0                    0                     0


              The accompanying notes are an integral part of these
                            consolidated statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPELS

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company's financial position at June 30, 2005 (unaudited) and the results of its operations for the three months ended June 30, 2005 and 2004 (unaudited) and the six months ended June 30, 2005 and 2004 (unaudited) and cash flows for the six-months ended June 30, 2005 and 2004 (unaudited). Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2005.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2005


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

         In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2005


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

         Basis of Accounting
         The Company's unaudited consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

         Principles of Consolidation
         The consolidated financial statements present the consolidation of the Company and the discontinued operations of its wholly owned subsidiary, Softguard Enterprises, Inc. All significant inter-company accounts and transactions have been eliminated.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs were $1,104 for the period ending June 30, 2005 and $3,316 since inception.

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

         Cash and Cash Equivalents
         For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2005.

         Comprehensive Income (Loss)
         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of June 30, 2005.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2005


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

         Financial Instruments
         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2005


         Summary of Significant Accounting Policies (continued)

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


NOTE 2:           RELATED-PARTY TRANSACTIONS

         At June 30, 2005, the Company was indebted to Helga Leuthe, a shareholder and director of the Company. The amount due to the related party is $114,252 (CAD). This amount bears interest at 6% per annum and repayment is expected as soon as the Company has sufficient funds.


NOTE 3:           COMMON STOCK

         The Company is authorized to issue 25,000,000 shares of $.001 par value common stock. For the periods ending June 30, 2005 and December 31, 2004, the Company had 10,300,000 shares of common stock outstanding.


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

         Effective December 31, 2002, the Company abandoned its subsidiary. Losses from the subsidiary for 2002 were $91,968 (CAD). The subsidiary's liabilities exceeded its assets by $681,720 (CAD) resulting in a gain on discontinued operations of $589,752 (CAD). There were no income tax consequences other than to reduce the subsidiary's net loss carryforward.


NOTE 5:           LOSS PER SHARE

         The following is a reconciliation of the numerators of the basic loss per share for the periods ended June 30, 2005 and 2004.

                                                June 30, 2005          June 30, 2004
                                             ------------------      ---------------
         Net loss available to
              common stockholder             $ (         12,456)     $ (      17,726)
         Weighted average shares:
              Outstanding all year                   10,300,000           10,300,000
         Basic loss per share
              (based on weighted
              average shares)                $              .00      $           .00

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 3005


NOTE 6:           GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $1,973,202 (CAD) from inception to June 30, 2005 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

         The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company completes a successful business transaction with a profitable business or raises additional working capital through equity financing.

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

Overview
Quantitative Methods Corporation was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in potential business ventures, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

In November 1995, the Company, in consideration of the issuance of 150,000 authorized but unissued shares, received $75,000 (USD) from Capital General Corporation. The sales price, $0.50 (USD) per share, was arbitrarily decided upon by both parties. After the completion of the stock purchase, Capital General became the holder of approximately 49.6% of the outstanding shares of the Company.

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

Plan of Operation
QTTM's business strategy over the next twelve months is to pursue and, if possible, to merge or acquire an operating business of an unidentified foreign or domestic company which desires to become a reporting ("public") company and whose securities are trading in the United States secondary market.

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

For the six months ended June 30, 2005, the Company had no revenues and incurred a net loss of $12,456 (CAD), as compared to a net loss of $17,726 (CAD) for the corresponding period ended June 30, 2004.

Expenses in the second quarter of 2005 related primarily to advertising and promotional fees, professional fees for accounting and auditing services, miscellaneous filing fees, general and administrative fees, and interest expense for loan from shareholder.

Liquidity and Capital Resources
QTTM is a development stage company, and as of the date of this report, has had no operations that generate revenue and has no cash reserves or liquid assets to satisfy its cash requirements. The Company has an accumulated deficit of $1,973,202 (CAD) and debts totaling $121,655 (CAD) to its director and officer and to its trade vendors for costs advanced on their behalf. Until such time as QTTM completes a merger or acquisition, the Company will continue to experience a cash shortage. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

QTTM has no commitment for any capital expenditures as of the date of this report. In the absence of operating activities, the Company will incur routine fees and expenses incident to its reporting duties as a public company. QTTM's cash requirements for the next twelve months will be limited to general and administrative expenses, which are expected to be less than $250 (CAD) per month, and professional fees for legal and accounting services and other expenses related to fulfilling the reporting requirements and other obligations incumbent on it as a public company, which should not exceed $12,000 (CAD) and interest expense of approximately $7,000 (CAD). Other expenditures could include costs related to the investigation and completion of a merger or acquisition with one or more potential business candidates. At the present time, the Company is relying on loans from shareholders to satisfy its reporting requirements and other obligations until the completion of a business combination.


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

There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

(b)      Reports on Form 8-K.

                  No reports were filed on Form 8-K during the quarter:


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          QUANTITATIVE METHODS CORPORATION



Dated:  July 21, 2005     By: /s/ Pierre C. Miron
                              --------------------------------------------------
                              PIERRE C. MIRON, President and Director
                              (as principal executive officer)


                          By: /s/ Helga Leuthe
                              --------------------------------------------------
                              HELGA LEUTHE, Secretary/Treasurer
                              (as principal financial and accounting officer)

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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  July 21, 2005


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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  July 21, 2005



/s/ Helga Leuthe
Director and Secretary/Treasurer

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB of Quantitative Methods Corporation (the "Company") for the fiscal quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Pierre C. Miron, President and Director of Quantitative Methods Corporation, and Helga Leuthe, Secretary/Treasurer and Director of Quantitative Methods Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 21, 2005


/s/ Pierre C. Miron
Pierre C. Miron, President and Director


/s/ Helga Leuthe
Helga Leuthe, Secretary/Treasurer and Director