Form 10QSB
period 2005-09-30
QUANTITATIVE METHODS CORP
filed 2005-11-22
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended September 30, 2005
                                               ------------------


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

7575 Trans Canada Highway, Suite 500, St-Laurent (Quebec) Canada      H4T 1V6
(Address of principal executive offices)                           (Postal Code)

Issuer's telephone number, including area code:(514) 745-5212

70 de Navarre, St-Lambert (Quebec) Canada J4S 1Y6
(Former address)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X]No.


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of November 21, 2005
------------------------------------         -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               17,550,000 SHARES

                        QUANTITATIVE METHODS CORPORATION

                         FORM 10-QSB/SEPTEMBER 30, 2005

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements

          Balance Sheets -
              September 30, 2005 (Unaudited) and March 31, 2005 (Unaudited)   3

          Statements of Operations - (Unaudited)
              Three Months ended September 30, 2005
              Six Months ended September 30, 2005
                 and from Date of Inception to September 30, 2005             4

          Statements of Cash Flows - (Unaudited)
              Six Months ended September 30, 2005
                 and from Date of Inception to September 30, 2005             5

          Notes to Consolidated Financial Statements                          6


     Item 2. - Management's Discussion and Analysis or Plan of Operations     10

     Item 3. - Controls and Procedures                                        11

PART II - OTHER INFORMATION

     Item 6. - Exhibits and Reports on Form 8-K                               12

Signature                                                                     13
Certifications

PART I                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                           September 30,             March 31,
                                                                                2005                      2005
                                                                           -------------             --------------
                                                                             (Unaudited)               (Unaudited)
ASSETS
     Current Assets
         Cash                                                            $             0           $         57,330
         Income tax recoverable                                                  131,044                     30,848
         Prepaid deposits                                                         15,923                        375
                                                                           -------------             --------------
                                                                                 146,967                     88,553

                        Total Current Assets                                     146,967                     88,553
                                                                           -------------             --------------

     Fixed Assets, net                                                             1,666                      2,083
                                                                           -------------             --------------

                          Total Fixed Assets                                       1,666                      2,083
                                                                           -------------             --------------

     Other Assets
         Receivables due from related parties                                      9,125                          0
         Investment in computer software                                          44,450                     44,450
                                                                           -------------             --------------
                                                                                  53,575                     44,450
                                                                           -------------             --------------

                          Total Other Assets                                      53,575                     44,450
                                                                           -------------             --------------

TOTAL ASSETS                                                             $       202,208           $        135,086
                                                                           =============             ==============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
     Current Liabilities
         Bank indebtedness                                               $         1,690           $              0
         Accounts payable and accrued liabilities                                161,533                     15,625
         Payables due to related parties (Note 2)                                132,401                      2,523
                                                                           -------------             --------------

                   Total Current Liabilities                                     295,624                     18,148

     Stockholders' Equity (Deficit)
     Common stock, $.001 par value; 25,000,000 shares
         Authorized;17,550,000 and 7,250,000
         issued and outstanding, respectively (Note 3)                            19,477                      7,250
     Additional paid in capital                                                  219,533                    154,253
     Deficit accumulated during the
         development stage                                                 (     332,426)            (       44,565)
                                                                            ------------              -------------

         Total Stockholders' Equity (Deficit)                                    (93,416)                   116,938
                                                                            ------------             --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                       $       202,208           $        135,086
                                                                            ============             ==============

              The accompanying notes are an integral part of these
                          consolidated statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                   Three Months Ended      Six Months Ended             Date of Inception
                                                      September 30,             September 30,           to September 30,
                                                          2005                      2005                      2005
                                                 ----------------------    ----------------------    ----------------------
SALES                                            $                    0    $                    0    $                    0
                                                 ----------------------    ----------------------    ----------------------

General and administrative expenses
   Depreciation                                                     416                       416                       832
   Consulting                                                         0                    13,658                    13,758
   Commissions to related parties                                     0                         0                     6,700
   Foreign exchange fluctuation                                       0                        13                         2
   General and administrative                                     5,364                    10,280                    16,182
   Interest on loan                                                 772                       854                       858
   Professional fees                                                780                     4,700                     7,700
   Research and development costs                               127,732                   128,111                   153,848
   Traveling and business promotion                               1,763                     5,151                     7,868
                                                 ----------------------      --------------------       -------------------

Total general and administrative expenses                       136,827                   163,183                   207,748
                                                 ----------------------      --------------------       -------------------

                  NET INCOME (LOSS)
                BEFORE INCOME TAXES              (              136,827)     (            163,183)      (           207,748)
                                                  ---------------------       -------------------        ------------------

   Acquisition costs                                            124,678                   124,678                   124,678

                       INCOME TAXES                                   0                         0                         0
                                                 ----------------------      --------------------       -------------------

                  NET INCOME (LOSS)            $ (              261,505)   $ (            287,861)   $  (           332,426)
                                                  =====================       ===================        ===================

BASIC AND DILUTED (LOSS)
     PER SHARE
Net income (loss) per weighted average share
     Net operating income (loss)               $ (                 .01)    $ (               .02)
     Acquisition  costs                          (                 .01)      (               .01)
                                                  --------------------        ------------------
                                               $ (                 .02)    $ (               .03)
                                                  ====================        ==================

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                     10,608,696                  8,369,565
                                                 ====================        ===================


              The accompanying notes are an integral part of these
                            consolidated statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                 Six Months Ended               Date of Inception
                                                                   September 30,                to September 30,
                                                                       2005                           2005
                                                            --------------------------    ---------------------------
OPERATING ACTIVITIES
Net (loss)                                                  $         (        287,861)   $           (       332,426)
Adjustment to reconcile net loss to net cash
   (Used in) operating activities:
     Tax credits receivable                                           (        100,196)               (       131,044)
     Depreciation                                                                  417                            833
     Acquisition costs                                                         124,678                        124,678
     Prepaid deposits                                                 (         15,548)               (        15,923)
Changes in receivables                                                (          9,125)               (         9,125)
Changes in payables                                                            137,556                        153,182
                                                            --------------------------    ---------------------------

     NET CASH PROVIDED (REQUIRED)
                     BY OPERATING ACTIVITIES                          (        150,079)               (       209,825)
                                                            --------------------------    ---------------------------

INVESTING ACTIVITIES
     Acquisition of investments                                                      0                (        44,450)
     Acquisition of fixed assets                                                     0                (         2,499)
                                                            --------------------------    ---------------------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                                         0                (        46,949)
                                                            --------------------------    ---------------------------

FINANCING ACTIVITIES
     Variation of advances from a shareholder                                   13,562                         16,085
     Net effect of recapitalization                                             77,497                        238,999
                                                            --------------------------    ---------------------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                                    91,059                        255,084
                                                            --------------------------    ---------------------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                          (         59,020)               (         1,690)

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD                                    57,330                              0
                                                            --------------------------    ---------------------------

         CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD                $         (          1,690)   $           (         1,690)
                                                            ==========================    ===========================

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                           $                      200    $                      209
         Income Tax                                                                  0                             0

During the period ended September 30, 2005 the Company issued 7,250,000 shares of its common stock to acquire
   100% of Roadvision.

        Net assets acquired                                 $                  208,575
        Net liabilities acquired                                                85,951
                                                            --------------------------
                                                            $                  122,624
                                                            ==========================


              The accompanying notes are an integral part of these
                            consolidated statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPELS

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company's financial position at September 30, 2005 (unaudited) and the results of its operations for the three months ended September 30, 2005 (unaudited) and the six months ended September 30, 2005 (unaudited) and cash flows for the six-month ended September 30, 2005 (unaudited). Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the six-month period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2006.

         The consolidated balance sheet as of March 31, 2005 has been derived from the unaudited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the audited consolidated financial statements and notes thereto included in the Report on Form 10-KSB, for the year ended December 31, 2004.

         Nature of Operations and Continuance of Business

         Quantitative Methods Corporation, ("QTTM" or the "Company"), was incorporated under the laws of the State of Nevada on July 26, 1990.

         On September 1, 2005, the Company completed a Share Exchange Agreement with Roadvision Technologies Inc. (a Canadian Company) ("Roadvision"). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

          1) The balance sheet consists of the net assets and liabililities of the accounting acquirer at historical cost.

          2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of acquisition.

          Roadvision Technologies Inc. is a development stage company and has no revenues to date. Roadvision was incorporated under the Canada Business Act in April 2004 and is domiciled in Quebec, Canada. Roadvision commenced operations in November 2004. The principal activity of Roadvision is the research and development of technologies for vehicle fleet operation management.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2005


         Nature of Operations and Continuance of Business (continued)

         During the next twelve months, if profitable operations are not achieved through the acquisition of Roadvision, additional equity or debt financing will be required to pursue the Company's business plan. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

         Summary of Significant Accounting Policies

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

         Basis of Accounting
         The accompanying unaudited consolidated financial statements are accrual basis and presented in Canadian dollars (except par value of common stock).

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, advertising costs are charged to expense as incurred.

         Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Roadvision Technologies Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

         Cash and Cash Equivalents
         For purposes of the statement of cash flows the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

         Comprehensive Income (Loss)
         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of September 30, 2005.

         Depreciation
         Equipment placed in service is depreciated over the estimated useful lives of the assets using the straight line depreciation method.

         Development Stage Company
         The Company currently has no revenues from operations and is considered to be a development stage company under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

         Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2005


         Summary of Significant Accounting Policies (continued)

         Financial Instruments
         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005. The respective carrying value of certain on-balance- sheet financial instruments approximated their fair values. These financial instruments include cash, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

         Translation of Foreign Currencies
         The Company's functional currency is the Canadian dollar. Foreign currency transactions occasionally occur, and are primarily undertaken in Canadian dollars. Management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary balance sheet items denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date. The monthly closing rates are used to translate revenues and expenses. Resulting translation gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

         Income Taxes
         The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Under this method, deferred income tax assets and liabilities are computed based upon the difference between the financial and tax bases of assets and liabilities using the currently enacted tax rates and laws. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception and has incurred net operating losses. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

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

         Property and Equipment
         Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred and expenditures for major renewals and betterments are capitalized. Assets retired or sold are removed from property accounts, with gain or losses on disposal included in income.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2005


         Summary of Significant Accounting Policies (continued)

         Reclassifications
         Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

         Research and Development Costs
         Expenditures for research and development activities performed by Roadvision are charged to operations as incurred.

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


NOTE 2:           RELATED-PARTY TRANSACTIONS

         At September 30, 2005, the Company was indebted to Helga Leuthe, a shareholder and director of the Company. The amount due to the related party is $117,670 (CAD). This amount bears interest at 6% per annum and repayment is expected as soon as the Company has sufficient funds. The Company also owed $14,731 to another related party.


NOTE 3:           COMMON STOCK

         The Company is authorized to issue 25,000,000 share of $.001 par value common stock. For the period ending September 30, 2005, the Company had 17,550,000 shares of common stock outstanding.


NOTE 4:           GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 332,426 (CAD) from inception to September 30, 2005 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

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

Overview and General Business Plan
Quantitative Methods Corporation was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in potential business ventures, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

On September 1, 2005, QTTM consummated the transactions contemplated by the Exchange Agreement between QTTM, Roadvision and the Roadvision Selling Shareholders, pursuant to which QTTM acquired all of the issued and outstanding shares of Roadvision in exchange for the issuance in the aggregate of 7,250,000 of QTTM's shares of common stock to Roadvision Selling Shareholders. The issuance of the QTTM's shares of common stock to Roadvision Selling Shareholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to provisions of Regulation S.

Roadvision became a wholly-owned subsidiary of the QTTM and, upon the issuance of shares; the Roadvision Selling Shareholders owned approximately 42% of all of QTTM's issued and outstanding stock. QTTM currently has a total of 17,550,000 shares of common stock issued and outstanding.

Roadvision, a Canadian-based company, was established in April 2004 to develop and provide micromanagement hardware and software solutions in vehicle fleet operation management. Roadvision is striving to become a world leader in innovative total fleet operation micromanagement hardware and software solutions.

The technology offered by Roadvision is an intelligent and user-friendly system. The TripVision technology platform and products (hardware and software) provide information to control costs, minimize risks and supports decision-making to various operational departments, such as, fleet managers, dispatchers, accounting and maintenance.

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

Competition
Companies of all sizes are engaged in the development and commercialization of technologies similar to Roadvision products. Many large and small companies compete in this intense market. The principal means of competition vary among product categories and business groups, however, the efficacy and customers' ease of use and cost effectiveness of our products are important factors for success. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience.

Employees
As of September 30, 2005, the Company has no full time or part-time employees. The President and Secretary- Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company. Roadvision has a total of three sub-contractors and one individual engaged on a contractual basis working in the area of product research and development.

Results of Operation
For the six months ended September 30, 2005, the Company had no revenues and incurred a net loss of $287,861 (CAD). Roadvision commenced business operations in November 2004, therefore no comparison for the same period of the prior year is available.

The majority of the losses incurred by the Company during the six month period ending September 30, 2005 were the result of the on-going efforts of the Company's subsidiary Roadvision to advance the development of its hardware and software products for vehicle fleet operation management.

Liquidity and Capital Resources
QTTM is a development stage company, and as of the date of this report, has had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $332,426 (CAD). The Company continues to report negative stockholders' equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continued existence is dependent upon several factors; including the ability to attain profitable business operations and generate a positive cash flow. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the next six month period following the acquisition of Roadvision that took place on September 1, 2005. In the event that the Company's efforts to obtain such financing prove unsuccessful, or the terms are economically unattractive, the Company may decide to abandon its current business goals and cease operations. Management also believes that the lack of a capital infusion during the next six months would substantially curtail the realization of the Roadvision products.

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

Scope of Controls Evaluation
The CEO/CFO evaluation of the Company's disclosure controls and internal controls included a review of the controls' objective and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. In the course of the controls evaluation, management sought to identify data errors, controls' problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls' effectiveness can be reported in the Company's quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's disclosure controls and internal controls and to make modifications, as necessary. In this regard, the Company's intent is that the disclosure controls and internal controls will be maintained as dynamic controls systems that change (including improvements and corrections) as conditions warrant.

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

There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

         (b)      Reports on Form 8-K.
                  Report on 8-K dated September 1, 2005 - Share Exchange Agreement.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            QUANTITATIVE METHODS CORPORATION



Dated: November 21, 2005    By: /s/ Pierre C. Miron
                                ----------------------------------------------
                                PIERRE C. MIRON, President and Director
                                (as principal executive officer)


                            By: /s/ Helga Leuthe
                                ----------------------------------------------
                                HELGA LEUTHE, Secretary/Treasurer
                                (as principal financial and accounting officer)