Form 10QSB
period 2005-12-31
QUANTITATIVE METHODS CORP
filed 2006-02-17
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended December 31, 2005


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

                Class                        Outstanding as of February 14, 2006
------------------------------------         -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  17,550,000 SHARES

                        QUANTITATIVE METHODS CORPORATION

                          FORM 10-QSB/DECEMBER 31, 2005

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements

           Balance Sheets -
               December 31, 2005 (Unaudited) and March 31, 2005 (Unaudited)  3

           Statements of Operations - (Unaudited)
               Three Months ended December 31, 2005 and 2004
               Nine Months ended December 31, 2005 and 2004
                  and from Date of Inception to December 31, 2005            4

           Statements of Cash Flows - (Unaudited)
               Nine Months ended December 31, 2005 and 2004
                  and from Date of Inception to December 31, 2005            5

           Notes to Consolidated Financial Statements                        6


     Item 2. - Management's Discussion and Analysis or Plan of Operations   10

     Item 3. - Controls and Procedures                                      11

PART II - OTHER INFORMATION

     Item 6. - Exhibits and Reports on Form 8-K                             12

Signature                                                                   13

PART I                              FINANCIAL INFORMATION

ITEM 1. - Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                                December 31,              March 31,
                                                                                    2005                      2005
                                                                                -------------             -------------
                                                                                (Unaudited)                (Unaudited)
ASSETS
     Current Assets
         Cash                                                                $              0           $        57,330
         Income tax recoverable                                                       118,812                    30,848
         Prepaid deposits                                                              17,122                       375
                                                                                -------------             -------------
                                                                                      135,934                    88,553

                        Total Current Assets                                          135,934                    88,553
                                                                                -------------             -------------

     Fixed Assets, net                                                                  1,458                     2,083
                                                                                -------------             -------------

                          Total Fixed Assets                                            1,458                     2,083
                                                                                -------------             -------------

     Other Assets
         Receivables due from related parties                                           9,125                         0
         Investment in computer software                                               44,450                    44,450
                                                                                -------------             -------------
                                                                                       53,575                    44,450
                                                                                -------------             -------------

                          Total Other Assets                                           53,575                    44,450
                                                                             ----------------             -------------

TOTAL ASSETS                                                                 $        190,967           $       135,086
                                                                                =============             =============

LIABILITIES & STOCKHOLDERS' (DEFICIT)
     Current Liabilities
         Bank indebtedness                                                   $          4,803           $             0
         Accounts payable and accrued liabilities                                     137,539                    15,625
         Payables due to related parties (Note 2)                                     151,600                     2,523
                                                                                -------------             -------------

                   Total Current Liabilities                                          293,942                    18,148

     Stockholder's Equity (Deficit)
     Common stock, $.001 par value; 25,000,000 shares
         Authorized;17,550,000 and 7,250,000
         issued and outstanding, respectively (Note 3)                                 17,550                     7,250
     Additional paid in capital                                                       221,450                   154,253
     Deficit accumulated during the
         development stage                                                      (     341,975)            (      44,565)
                                                                                 ------------              ------------

         Total Stockholders' Equity (Deficit)                                   (     102,975)                  116,938
                                                                                 -------------            -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                           $        190,967           $       135,086
                                                                                =============             =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                    Three Months Ended              Nine Months Ended     Date of Inception
                                                        December 31,                December 31,            to December 31,
                                                   2005            2004           2005           2004             2005
                                               -------------  -------------  -------------   -------------  ---------------
SALES                                          $           0  $           0  $           0   $           0  $             0
                                                 -----------    -----------     ----------     -----------    -------------

General and Administrative expenses
  Depreciation                                           208              0            625               0            1,041
  Consulting                                               0              0         13,658               0           13,758
  Comissions to related parties                            0              0              0               0            6,700
  Professional fees                                    1,634              0          6,334               0            9,334
  General and administrative                           3,494          3,315         13,773           3,315           19,675
  Traveling and business promotion                     1,602            648          6,753             648            9,470
  Research and development costs                         450          5,475        128,561           5,475          154,298
  Foreign exchange fluctuation                   (        84)   (         4)    (       71)    (         4)   (          82)
  Interest on loan                                     2,255    (         1)         3,109     (         1)           3,113
                                                 -----------     -----------    ----------      -----------   -------------

Total general and administrative expenses              9,559          9,433        172,742           9,433          217,307
                                                 -----------    -----------     ----------     -----------    -------------

                         NET (LOSS)
                BEFORE INCOME TAXES              (     9,559)   (     9,433)    (  172,742)    (     9,433)   (     217,307)
                                                  ----------     ----------      ---------      ----------     ------------

  Acquisition costs                              (   124,668)             0     (  124,668)              0    (     124,668)

                       INCOME TAXES                        0              0              0               0                0
                                                 -----------    -----------     ----------     -----------    -------------

                         NET (LOSS)            $ (   134,227) $ (     9,433) $  (  297,410)  $ (     9,433) $ (     341,975)
                                                  ==========     ==========      =========      ==========     =============

BASIC AND DILUTED (LOSS)
     PER SHARE (Note 5)
Net income (loss) per weighted average share
     Net operating income (loss)               $ (      .00)  $ (       .00) $  (      .01)  $ (       .00)
     Acquisition costs                           (      .01)            .00     (      .01)            .00
                                                 ----------     -----------     ----------     -----------
                                               $ (      .01)  $ (       .00) $  (      .02)  $ (       .00)
                                                 ==========     ===========     ==========     ===========

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share            17,550,000      7,250,000     17,550,000       7,250,000
                                                  ==========      =========     ==========       =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                Nine Months Ended              Date of Inception
                                                                  December 31,                    to December 31,
                                                           2005                  2004                  2005
                                                     ----------------      ---------------       ---------------
OPERATING ACTIVITIES
Net (Loss)                                           $ (      297,410)     $ (       9,433)      $ (     341,975)
Adjustments to reconcile net loss to net cash
   Provided by (used in ) operating activities
   Decrease (Increase) in operating assets
     Tax credits receivable                            (       87,964)       (       8,572)        (     118,812)
     Depreciation                                                 625                    0                 1,041
     Acquisition costs                                        124,668                    0               124,668
     Prepaid deposits                                  (       16,747)                   0         (      17,123)
     Changes in receivables                            (        9,125)                   0         (       9,125)
   Increase (Decrease)in operating liabilities
     Changes in payables                                      113,562               56,798               129,188
                                                       --------------        -------------         -------------

                    NET CASH PROVIDED (USED)
                     BY OPERATING ACTIVITIES           (      172,391)              38,793         (     232,138)
                                                        --------------       -------------          ------------

INVESTING ACTIVITIES
     Acquisition of investments                                     0        (      43,450)        (      44,450)
     Acquisition of fixed assets                                    0        (       2,499)        (       2,499)
                                                       --------------         -------------         ------------

                             NET CASH (USED)
                     BY INVESTING ACTIVITIES                        0        (      45,949)        (      46,949)
                                                       --------------         ------------          ------------

FINANCING ACTIVITIES
     Variation of advances from related parties                32,761        (      10,905)               35,284
     Net effect of recapitalization                            77,497               64,252               239,000
                                                       --------------        -------------         -------------

                           NET CASH PROVIDED
                     BY FINANCING ACTIVITIES                  110,258               53,347               274,284
                                                       --------------        -------------         -------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS           (       62,133)              46,191         (       4,803)

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD                   57,330                    0                     0
                                                       --------------        -------------         -------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $ (        4,803)     $        46,191       $ (       4,803)
                                                        =============        =============          ============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                     $            371      $             0       $           379
        Income tax                                                  0                    0                     0


              The accompanying notes are an integral part of these
                            consolidated statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPELS

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by the generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company's financial position at December 31, 2005 (unaudited) and the results of its operations for the three months ended December 31, 2005 (unaudited) and the nine months ended December 31, 2005 (unaudited) and cash flows for the nine months ended December 31, 2005 (unaudited). Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the nine-month period ended December 31, 2005 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2006.

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

1) The balance sheet consists of the net assets of the accounting acquirer at historical cost.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2005


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

         Comprehensive Income (Loss)
         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of December 31, 2005.

         Depreciation
         Equipment placed in service is depreciated over the estimated useful lives of the assets using the straight line depreciation method.

         Development Stage Company
         The Company currently has no revenues from operations and is considered to be a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2005


         Summary of Significant Accounting Policies (continued)

         Financial Instruments
         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

         Income Taxes
         The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Under this method, deferred income tax assets and liabilities are computed based upon the difference between the financial and tax bases of assets and liabilities using the currently enacted tax rates and laws. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception and has incurred net operating losses. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because, in the opinion of management, it is more likely than not that some portion of deferred tax assets will not be realized.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2005


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


NOTE 2:           RELATED-PARTY TRANSACTIONS

         At December 31, 2005, the Company was indebted to Helga Leuthe, a shareholder and director of the Company. The amount due to the related party is $122,250 (CAD). This amount bears interest at 6% per annum and repayment is expected as soon as the Company has sufficient funds. The Company also owed $26,350 (CAD) and $3,000 (CAD) to other related parties.


NOTE 3:           COMMON STOCK

         The Company is authorized to issue 25,000,000 share of $.001 par value common stock. For the period ending December 31, 2005, the Company had 17,550,000 shares of common stock outstanding.


NOTE 4:  GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 341,975 (CAD) from inception to December 31, 2005 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

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

On September 1, 2005, QTTM consummated the transactions contemplated by the Exchange Agreement between QTTM, Roadvision and the Roadvision Selling Shareholders, pursuant to which QTTM acquired all of the issued and outstanding shares of Roadvision in exchange for the issuance in the aggregate of 7,250,000 of QTTM's shares of common stock to Roadvision Selling Shareholders. The issuance of QTTM's shares of common stock to Roadvision Selling Shareholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to provisions of Regulation S.

Roadvision became a wholly-owned subsidiary of QTTM and, upon the issuance of shares, the Roadvision Selling Shareholders owned approximately 42% of all of QTTM's issued and outstanding stock. QTTM currently has a total of 17,550,000 shares of common stock issued and outstanding.

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

Employees
As of December 31, 2005, the Company has no full time or part-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company. Roadvision has a total of three sub-contractors and one individual engaged on a contractual basis working in the area of product research and development.

Results of Operation
For the nine months ended December 31, 2005, the Company had no revenues and incurred a net operating loss of $297,410 (CAD). Roadvision commenced business operations in November 2004; consequently the comparative figures for the period ended December 31, 2004 only reflect a two month period rather than a nine month period.

The majority of the losses incurred by the Company during the nine month period ending December 31, 2005 were the result of the on-going efforts of the Company's subsidiary Roadvision to advance the development of its hardware and software products for vehicle fleet operation management.

Liquidity and Capital Resources
QTTM is a development stage company, and as of the date of this report, has had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $341,975 (CAD). The Company continues to report negative stockholders' equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continued existence is dependent upon several factors; including the ability to attain profitable business operations and generate a positive cash flow. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the next six month period. In the event that the Company's efforts to obtain such financing prove unsuccessful, or the terms are economically unattractive, the Company may decide to abandon its current business goals and cease operations. Management also believes that the lack of a capital infusion during the next six months would substantially curtail the realization of the Roadvision products.

ITEM 3.  Controls and Procedures.

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

         (b)      Reports on Form 8-K.
                  Report on 8-K dated January 2, 2006 - Change in certifying accountant and change in fiscal year end from December 31 to March 31.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        QUANTITATIVE METHODS CORPORATION



Dated: February 14, 2006   By: /s/ Pierre C. Miron
                               -----------------------------------------------
                               PIERRE C. MIRON, President and Director
                               (as principal executive officer)


                           By: /s/ Helga Leuthe
                               -----------------------------------------------
                               HELGA LEUTHE, Secretary/Treasurer
                               (as principal financial and accounting officer)