Form 10KSB
period 2006-03-31
QUANTITATIVE METHODS CORP
filed 2006-07-27
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended March 31, 2006
                                              --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

7575 Trans Canada Highway, Suite 500, (Quebec) Canada               H4T 1V6
       (Address of principal executive offices)                  (Postal Code)

Issuer's telephone number, including area code:      (514) 745-5212

Securities registered under Section 12 (b) of the Exchange Act:        None

Securities registered under Section 12 (g) of the Exchange Act:        None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 - KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

The issuer's revenues for its most recent fiscal year:        $0.00

As of July 10, 2006, there were 17,550,000 shares of the common stock issued and outstanding. The aggregate market value of the common equity held by non-affiliates (based on the average bid and ask price of the common stock) as of July 10, 2006 was $6,596,450 (USD).

Transitional Small Business Disclosure Format (Check one) [  ] Yes [X] No.

                        QUANTITATIVE METHODS CORPORATION

                         2006 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS




                                     PART I

Item 1. Description of Business                                              3

Item 2. Description of Property                                              5

Item 3. Legal Proceedings                                                    5

Item 4. Submission of Matters to a Vote of Security Holders                  5

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters             5

Item 6. Management's Discussion and Analysis or Plan of Operation            6

Item 7. Financial Statements                                                 9

Item 8. Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure                                 22

Item 8A. Controls and Procedures                                            23

Item 8B. Other Information                                                  23

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16 (a) of the Exchange Act         23

Item 10. Executive Compensation                                             26

Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters                     26

Item 12. Certain Relationships and Related Transactions                     27

Item 13. Exhibits                                                           27

Item 14. Principal Accountant Fees and Services                             27

Signature page                                                              28

                                     PART I

ITEM 1. Description of Business.

Forward Looking Statements
Information in this Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business Development
Quantitative Methods Corporation, is sometimes referred to herein a "we", "us", "our" and the "Company" and/or "QTTM", was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

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

On December 31, 2002, the board of directors of QTTM unanimously agreed to abandon its wholly owned subsidiary, Softguard Enterprises Inc., due to lack of operations. They determined that Softguard's original business plan could not be executed and developed due lack of operating capital and failure to complete the product design and development of the computer software technology.

On September 1, 2005, QTTM consummated the transaction contemplated by the Share Exchange Agreement between QTTM, Roadvision and the Roadvision Selling Shareholders, pursuant to which the parties agreed that QTTM would acquire all of the issued and outstanding shares of Roadvision in exchange for the issuance in the aggregate of 7,250,000 of QTTM's shares of common stock to Roadvision Selling Shareholders. The issuance of QTTM's shares of common stock to Roadvision Selling Shareholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to provisions of Regulation S.

Roadvision became a wholly-owned subsidiary of QTTM and, upon the issuance of shares, the Roadvision Selling Shareholders owned approximately 42% of all of QTTM's issue and outstanding stock. QTTM currently has a total of 17,550,000 shares of common stock issued and outstanding.

Business of Issuer
Roadvision, a Canadian-based high-tech company, was incorporated under the Canadian Business Corporations Act on April 1, 2004. Roadvision specializes in the development and potential marketing of micromanagement hardware and software solutions in vehicle fleet operation management. Roadvision believes it can capture a significant portion of the market and become a world leader in the development of innovative high-tech products that establish total fleet operation micromanagement hardware and software solutions.

The technology provided by Roadvision is an intelligent and user- friendly system. The TripVision technology platform and products (hardware and software) provide reliable diagnostic methods and information to control costs, minimize risks and supports decision-making to various operational departments, such as, fleet managers, dispatchers, accounting and maintenance.

The TripVision Suite of products includes the TM-2000; an onboard computer, operating with Global Position System ("GPS") and software, providing on-board processing and long term data recording and recovery minimizing airtime data transfer costs. TripVision is an advanced system compared to the standard GPS technology because it provides data not only on a truck's current position, but on the entire trip. Other products and features include Fleet Management Tracking and Graphics Mapping Software.

During the fiscal year ended March 31, 2006, Roadvision generated no revenues and completed approximately 40% of the research and development for the initial prototype of the TripVision products. A significant portion of capital has been spent on development activities. The Company plans to adopt different sales and marketing strategies, nevertheless our main target and potential customers will be the private fleet industry. The principal method of distribution of our products and services will be achieved through developed collaboration and arrangements with various distributors under license and/or alliances that would allow for profit participation. In addition, the Company plans to implement a high quality post-sales service which will include training, consulting, trouble shooting, and technical support. At the present time, the continued research and product development has been delayed due to lack of working capital.

Presently, the Company has not filed an application of PCT, US patent, Canadian patent and European patent protection, but plans to do so within the next six months.

Over the past two fiscal years, Roadvision incurred substantial expenses in research and development activities, of which $108,477 (CAD) were recorded for the fiscal year ended March 31, 2006 and $24,441 (CAD) for the year ended March 31, 2005, after government investment tax credits.

As of July 10, 2006, the Company has no full time or part-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

Roadvision has a total of three sub-contractors and one individual engaged, on a part-time basis, in various capacities in the area of product research and development. As a small company, with a limited number of personnel, Roadvision is highly dependent on the services of its chief technology officer, as well as the other members of its scientific staff and management. The loss of one or more of such individuals could substantially impair ongoing research and development programs. Our success depends in large part upon our ability to attract and retain highly qualified personnel.

The Company expects to encounter intense competition in its efforts to commercialize its products. Companies of all sizes are engaged in the development of technologies similar to Roadvision products. Many large and small companies compete in this intense market. The principal means of competition vary among product categories and business groups; however, the efficacy and customers' ease of use and cost effectiveness of our products are important factors for success. The competing entities will have significantly greater experience, financial resources, facilities, contacts and managerial expertise, than the Company and consequently will be in a better position to commercialize and market their products.

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

ITEM 2. Description of Property.

During the fiscal year ended March 31, 2006, the Company occupied office space supplied by Roadvision at 7575 Trans Canada Highway, Suite 500, St-Laurent (Quebec) Canada. This space is provided to the Company on a rent free basis, and management believes that this arrangement will meet the Company's needs for the foreseeable future.

Investment Policies
At the present time, the Company does not have any intentions of investing in any real estate property; real estate mortgages, real estate backed securities, or have any agreements with persons primarily engaged in real estate activities.

Description of Real Estate and Operating Data During the fiscal year ended March 31, 2006, the Company did not own, intend to own, or lease any property.

ITEM 3. Legal Proceedings.

During the period prior to December 31, 1997, there were legal proceedings against the previous directors and officers of Quantitative Methods Corporation. These matters have been fully reported in previous reports filed with the Securities and Exchange Commission. Management does not feel that the legal problems of the former directors and officers of QTTM will have any adverse effect in the future.

As of the date hereof, there are no legal proceedings pending or threaten by or against the Company. Nor are any of its directors, officers or affiliates in a party adverse to the Company in any legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company has authorized capital stock of 25,000,000 shares of common stock with a par value of $.001, of which 17,550,000 shares were issued and outstanding as of July 10, 2006. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "QTTM".

The table below sets forth the reported and summarized high and low bid prices of the common stock for each quarter shown, as provided by the NASD Trading and Market Services.

The quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions in our securities.

Fiscal Year Ended on March 31, 2006
Quarterly Common Stock Bid Price Range               High           Low
                                                     ---            ----
     March 31, 2006                                  0.16           0.16
     December 31, 2005                               0.30           0.16
     September 30, 2005                              0.57           0.28
     June 30, 2005                                   0.65           0.28

Fiscal Year Ended on March 31, 2005
Per Share Common Stock Bid Prices by Quarter         High           Low
                                                     ----           ----
    March 31, 2005                                   0.90           0.65
    December 31, 2004                                0.53           0.15
    September 30, 2004                               0.55           0.53
    June 30, 2004                                    1.10           0.53

Holders

As of July 10, 2006, there were approximately 437 holders of record of the Company's common stock. The number of registered shareholders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividends

The Company has not declared or paid a cash dividend to stockholder since it was organized and does not intend to pay dividends in the foreseeable future. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans During the fiscal year ended March 31, 2006, the Company did not have any securities authorized for issuance under equity compensation plans.

Recent Sale of Unregistered Securities

The Company did not sell any securities without registration under the Securities Act of 1933 or in a transaction exempt from registration that was not previously reported on a Form 10-QSB or in a Form 8-K during the fiscal year ended March 31, 2006 or over the past three years.

During the forth quarter of the fiscal year covered by this report, the Company did not have any plans or programs to repurchase any of its common stock or any other units of any class of equity security. There are no warrants or options outstanding to acquire any additional common stock of the Company.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.
        Introduction

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends March 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include: i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; ii) unanticipated working capital or other cash requirements; iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Plan of Operation

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. QTTM is a development stage enterprise with limited operational history. We currently have no cash reserves and anticipate that our available funds and resources will not be sufficient to satisfy our needs for working capital and capital expenditures for the next twelve months. The Company will be unable to pursue continued research and product development and the transition to a company engaged in both research and commercialization of its products will depend upon our ability to raise additional funds through equity or debt financing, in which case our current stockholders may experience dilution. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing can or will be available on terms favorable to QTTM. The Company's ability to continue as a going concern is dependent on additional sources of capital, otherwise development, production and promotion of our products will be delayed significantly. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

Roadvision plans to focus its research and development on the TripVision Suite of products. This progress will depend on our ability to raise enough financing in the following year.

The Company's long-term viability as a going concern is dependent upon its ability to generate sufficient cash flow from operations, to obtain additional financing and to attain eventual profitability.

The Company expects that if it is able to raise the necessary funds Roadvision will engage a limited number of candidates to complete the software components of its products and to purchase additional computer equipment.

Results of Operation

For the fiscal year ended March 31, 2006, the Company had no revenues and incurred a net loss of $206,540 (CAD), as compared to a net loss of $43,269
(CAD) for the year ended March 31, 2005.

QTTM had no cash reserves on hand at March 31, 2006 and had no other assets to meet ongoing expenses or debts. As of such date, QTTM has accumulated a deficit of $374,477 (CAD). QTTM has debts totaling $265,305 (CAD) to its director and officer and to its trade vendors for costs advanced on their behalf.

On March 31, 2006, the Company decided to write-off an amount of $44,450 (CAD) for investment in computer software. This software was originally acquired to generate sales revenues for the Company during its growth stage and fund operations, however we were unable to sell the product in its present state and it would require further development to render it fully operational. At the present time, we are not prepared to make that commitment.

In their report on the March 31, 2006 financial statements, our independent auditors included a paragraph about the Company's ability to continue as a going concern, because in their opinion, the Company has not generated any revenues and has conducted operations at a loss since inception.

To date, QTTM does not have any operations that generate revenue and presently no available capital resources.

We believe that our planned growth and profitability will depend in large part on our ability to promote our products, gain customers and expand our relationship with current distributors. Accordingly, we intend to focus our attention and investment of resources in marketing, development and commercialization of our product. If we are not successful in promoting our product and expanding our distribution base, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to: i) curtail operations significantly; ii) seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or iii) explore other strategic alternatives including a merger or sale of the Company.

QTTM's current management have indicated a willingness, for the time being, to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company therefore believes that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements

For the year ending March 31, 2006, the Company has no off-balance sheet arrangements.

ITEM 7. Financial Statements.


                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditor's Report                                                 10

Consolidated Financial Statements:

     1)   Balance Sheet - March 31, 2006                                     11

     2)   Statements of Operations Fiscal Years ended
          March 31, 2006 and 2005, and from Date of
          Inception to March 31, 2006                                        12

     3)   Statements of Cash Flows Fiscal Years ended
          March 31, 2006 and 2005, and from Date of
          Inception to March 31, 2006                                        13

     4)   Statements of Changes in Stockholders' Equity
         (Deficit) Fiscal Years ended March 31, 2006 and
          2005, and from Date of Inception to March 31, 2006                 14

Notes to Consolidated Financial Statements                                   15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quantitative Methods Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Quantitative Methods Corporation and Subsidiary (a Nevada Development Stage Company) as of March 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended March 31, 2006 and 2005, and for the period of April 1, 2004 (date of inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Quantitative Methods Corporation and Subsidiary (A Development Stage Company) as of March 31, 2006, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended March 31, 2006 and 2005, and for the period of April 1, 2004 (date of inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant operating losses since inception. The Company has limited operations, no working capital and has not established a source of revenue. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
July 19, 2006

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                         (expressed in Canadian dollars)





ASSETS
     Current Assets
         Income tax recoverable                                                         $     112,657
         Prepaid deposits                                                                      15,923
                                                                                        -------------
                                                                                              128,580

                        Total Current Assets                                                  128,580
                                                                                        -------------

     Fixed Assets, net                                                                          1,249
                                                                                        -------------

                          Total Fixed Assets                                                    1,249
                                                                                        -------------

TOTAL ASSETS                                                                            $     129,829
                                                                                        =============

LIABILITIES & STOCKHOLDERS' (DEFICIT)
     Current Liabilities
         Bank indebtedness                                                              $           5
         Accounts payable and accrued liabilities                                             100,461
         Payables due to related parties (Note 2)                                             164,839
                                                                                        -------------

                   Total Current Liabilities                                                  265,305

     Stockholder's Equity (Deficit)
     Common stock, $.001 par value;
         25,000,000 shares authorized;
         17,550,000 issued and outstanding (Note 3)                                            17,550
     Additional paid in capital                                                               221,451
     Deficit accumulated during the
         development stage                                                              (     374,477)
                                                                                         ------------

         Total Stockholders' Equity (Deficit)                                           (     135,476)
                                                                                         -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                       $    129,829
                                                                                         ============



          See accompanying Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)


                                                                                                       April 1, 2004
                                                            Year Ended           Year Ended         (Date of Inception)
                                                             March 31,            March 31,            to March 31,
                                                               2006                 2005                   2006
                                                          ---------------       ---------------      ----------------
SALES                                                     $             0       $             0      $              0
                                                            -------------         -------------         -------------

General and Administrative expenses
     Depreciation                                                     833                   416                 1,249
     Consulting                                                    13,658                   100                13,758
     Commissions to related parties                                     0                 6,700                 6,700
     Professional Fees                                              9,206                 3,000                12,206
     General and administrative                                    16,358                 5,763                22,121
     Traveling and business promotion                               7,646                 2,717                10,363
     Research and development costs (Note 4)                      108,477                24,441               132,918
     Foreign exchange fluctuation                           (          71)        (          11)        (          82)
     Bank charges                                                     631                   139                   770
     Interest on loan                                               5,352                     4                 5,356
     Loss on investment                                            44,450                     0                44,450
                                                            -------------         -------------         -------------

Total general and administrative expenses                         206,540                43,269               249,809
                                                            -------------         -------------         -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES                (     206,540)        (      43,269)        (     249,809)
                                                             ------------          ------------          -------------

     Net effect of recapitalization (Note 5)                            0                     0         (     124,668)

                                INCOME TAXES                            0                     0                     0
                                                            -------------         -------------         -------------

                           NET INCOME (LOSS)              $ (     206,540)      $ (      43,269)     $  (     374,477)
                                                             ============          ============          ============

BASIC AND DILUTED INCOME (LOSS)
     PER SHARE (Note 6)

Net income (loss) per weighted average share

Net operating loss                                        $ (         .02)      $ (         .01)
                                                             ============          ============

Weighted average number of common
     shares used to compute net
     (loss) per weighted average share                         13,258,333            7,250,000
                                                             ============          ============


         See accompanying Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)

                                                                                                       April 1, 2004
                                                            Year Ended            Year Ended        (Date of Inception)
                                                             March 31,             March 31,           to March 31,
                                                               2006                  2005                  2006
                                                          ---------------       ---------------      ----------------
OPERATING ACTIVITIES
Net (Loss)                                                $ (     206,540)      $ (      43,269)     $  (     374,477)
Adjustment to reconcile net loss to net cash
   Provided by (used in) operating activities
   Decrease (Increase) in operating assets
     Tax credits receivable                                 (      52,813)        (      59,844)        (     112,657)
     Depreciation                                                     833                   416                 1,249
     Loss on investment                                            44,450                     0                44,450
Prepaid deposits                                            (      15,548)        (         375)        (      15,923)
   Increase (Decrease) in operating liabilities
     Changes in payables                                           48,786                43,325                92,111
                                                            -------------         -------------         -------------
                                                                   25,708         (      16,478)                9,230

                              NET CASH (REQUIRED)
                          BY OPERATING ACTIVITIES           (     180,832)        (      59,747)        (     365,247)
                                                             ------------          ------------          ------------

INVESTING ACTIVITIES
     Acquisition of investments                                         0         (      44,450)        (      44,450)
     Acquisition of fixed assets                                        0         (       2,499)        (       2,499)
     Net effect of recapitalization                                     0                     0               124,668
                                                            -------------         -------------         -------------

                         NET CASH PROVIDED (USED)
                          BY INVESTING ACTIVITIES                       0         (      46,949)               77,719
                                                            -------------          -------------        -------------

FINANCING ACTIVITIES
     Variation of advances from related parties                    45,999                 2,523                48,522
     Net effect of recapitalization                                77,498               161,503               239,001
                                                            -------------         -------------         -------------

                         NET CASH PROVIDED (USED)
                          BY FINANCING ACTIVITIES                 123,497               164,026               287,523
                                                            -------------         -------------         -------------

                      INCREASE (DECREASE) IN CASH
                             AND CASH EQUIVALENTS           (      57,335)               57,330         (           5)

                        CASH AND CASH EQUIVALENTS
                             AT BEGINNING OF YEAR                  57,330                     0                     0
                                                            -------------         -------------         -------------

                        CASH AND CASH EQUIVALENTS
                                   AT END OF YEAR         $ (           5)      $        57,330      $  (           5)
                                                             ============         =============          =============

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
          Interest                                        $           525       $             9      $             534
          Income tax                                                    0                     0                      0

          See accompanying Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (expressed in Canadian Dollars)



                                                                                             Deficit
                                                                                           Accumulated
                                                                       Additional            During
                                         Common Stock                    Paid-in           Development
                                  Shares         $   Amount          $   Capital        $     Stage       $       Total
                             ---------------       -------------       -------------      --------------    ---------------
Balance at 04/01/04                7,250,000               7,250             231,751                                239,001
   Net loss for year                                                                    (        43,269)    (       43,269)
                             ---------------     ---------------     ---------------     --------------      -------------
Balance at 03/31/05                7,250,000               7,250             231,751    (        43,269)            195,732

   Net effect of
   recapitalization
   with Quantitative Methods      10,300,000              10,300     (       10,300)    (       124,668)    (      124,668)
   Net loss for year                                                                    (       206,540)    (      206,540)
                             ---------------     ---------------     ---------------     --------------      -------------

Balance at 03/31/06               17,550,000              17,550             221,451    (       374,477)    (      135,476)
                             ===============     ===============     ===============    ===============     ==============




           See accompanying Notes to Consolidated Financial Statements

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         The Company was formed under the laws of the State of Nevada on July 26, 1990 under the name of Quantitative Methods Corporation, ("QTTM" or the "Company").

         On January 8th, 1999, the Company acquired 100% ownership in Softguard Enterprises, Inc. ("Softguard"), incorporated under the laws of Canada, on June 23, 1995. The Company then discontinued operations of its subsidiary, due to lack of operations, on December 31, 2002.

         On September 1, 2005, the Company consummated a Share Exchange Agreement and acquired 100% of Roadvision Technologies Inc., ("Roadvision"), incorporated under the Canadian Business Corporations Act on April 1, 2004. QTTM acquired all of the issued and outstanding shares of Roadvision in exchange for the issuance in the aggregate of 7,250,000 of QTTM's shares of common stock to Roadvision Selling Shareholders. The issuance of QTTM's shares of common stock to Roadvision Selling Shareholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to provisions of Regulation S.

         Nature of Business

         QTTM is a development stage company actively involved in research and development of micromanagement hardware and software solutions in vehicle fleet operation management.

         Summary of Significant Accounting Policies

         The summary of significant accounting policies of QTTM and subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Recently Issued Accounting Pronouncements

         In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2006 and 2005


         Summary of Significant Accounting Policies (continued)

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. This interpretation requires that variable interest entities be consolidated by the "primary beneficiary" generally defined as having the majority of the risks and rewards from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation were effective for the Company's 2003 financial statements. The Company does not expect the adoption of FIN 46 to have an effect on its financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, this pronouncement has no application to the Company; however, it may be applicable in future financial reporting.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2006 and 2005


         Summary of Significant Accounting Policies (continued)

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

         Basis of Accounting
         The Company's consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the year ended March 31, 2006 was $690 (CAD) and $1,104 (CAD) for the corresponding period in 2005.

         Basic and Diluted Net Income (Loss) Per Share
         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires dual presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. The Company had no potential common stock instruments which would result in a diluted loss per share.

         Cash and Cash Equivalents
         For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2006.

         Comprehensive Income (Loss)
         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of March 31, 2006.

         Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Roadvision Technologies Inc (a Canadian-based company). All significant intercompany balances and transactions have been eliminated upon consolidation.

         Concentration of Credit Risk
         The Company's exposure to credit risk is minimal.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2006 and 2005


         Summary of Significant Accounting Policies (continued)

         Depreciation and Amortization
         Property and equipment are stated at cost. Depreciation is calculated on the estimated useful lives of the assets using the straight line depreciation method.

         Development Stage Company
         The Company currently has no revenues and is considered to be a development stage company under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and reporting by Development Stage Enterprises".

         Dividends
         Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

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

         Financial Instruments
         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2006 and 2005


         Summary of Significant Accounting Policies (continued)

         Interest Rate Risk
         The Company is exposed to fluctuating interest rates.

         Reclassifications
         Certain amounts reported in the previous years consolidated financial statements have been reclassified to conform to the current year presentation.

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

NOTE 2:           PAYABLE DUE TO RELATED PARTIES

         At March 31, 2006, the Company is indebted to Mrs. Leuthe in the amount of $124,339 (CAD). The amount bears interest at 6% per annum and the shareholder expects repayment as soon as the Company has sufficient funds to do so. The Company's subsidiary is indebted to related parties in the amount of $40,500 (CAD).

NOTE 3:           COMMON STOCK

         The Company is authorized to issue 25,000,000 shares of $.001 par value common stock. For the periods ending March 31, 2006 and 2005, the Company had 17,550,000 and 7,250,000 shares of common stock outstanding, respectively.

         During the quarter ended September 30, 2005, in accordance of the Share Exchange Agreement consummated between Roadvision and the Roadvision Selling Shareholders, the Company acquired all of the issued and outstanding shares of Roadvision in exchange for an aggregate of 7,250,000 of QTTM's shares of common stock.

NOTE 4:           RESEARCH AND DEVELOPMENT COSTS

         Research and development expenses were $108,477 (CAD) for the year ended March 31, 2006 and $24,441 (CAD) for 2005.

NOTE 5:           ACQUISITION COSTS

         On September 1, 2005, the Company completed a Share Exchange Agreement with Roadvision Technologies Inc. As a result of the exchange agreement, the business combination was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock and amounts and per share data have been retroactively restated. For accounting purposes, Roadvision will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2006 and 2005


NOTE 6:           LOSS PER SHARE

         The following is a reconciliation of the numerators of the basic income
         (loss) per share for the years ended March 31, 2006 and 2005.
                                                  2006               2005
                                              ---------------    --------------
         Net income (loss) available to
              common stockholder              $ (    206,540)   $  (     43,269)
         Weighted average shares:
              Outstanding all year                13,258,333         7,250,000
                                              ---------------    --------------
         Basic income (loss) per share
              (based on weighted
              average shares)                 $ (        .02)   $  (        .01)
                                              ---------------    ---------------

NOTE 7:           INCOME TAX

         The components of the provision for income taxes at March 31, 2006 are as follows:

                  Current - Federal                  $                0
                  Deferred - Federal                                  0
                                                       ----------------

                  Income tax provision               $                0
                                                       ================

         A reconciliation of the consolidated income tax provision for the Company and to the amount expected using the U.S. Federal statutory rate follows:

                Expected amount using
                  U.S. Federal statutory rate        $          (72,289)
                                                       ----------------
                  Use of loss carryforwards                           0
                  Change in valuation
                  allowance                                      72,289
                                                       ----------------

                  Effective tax                      $                0
                                                       ================

         Deferred tax assets (liabilities) consisted of the following at March 31, 2006.

                  Deferred tax assets

                  Net operating loss
                  carryforwards                      $           87,500
                                                       ----------------
                  Deferred tax liability                              0
                                                       ----------------
                                                                 87,500
                  Valuation allowance                          (87,500)
                                                       ----------------

                  Net asset                          $                0
                                                       ================

         At March 31, 2006, the Company has net operating loss (NOL) carryforwards totaling approximately $250,000 (CAD). The carryforwards begin to expire in the fiscal year 2024. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended March 31, 2006 was $72,289.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2006 and 2005



NOTE 8:           GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 374,477 (CAD) from inception to March 31, 2006 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. Management has plans to seek additional capital through equity financing. The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company becomes profitable or raises additional working capital through equity financing.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.


a) Effective on January 1, 2006, Smith & Company, the independent registered public accounting firm who was previously engaged as the principal independent accountant to audit the Company's financial statements, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Smith & Company. The decision to change principal accountants was approved by the Board of Directors.

Smith & Company audited the Company's financial statements for the two most recent fiscal years ended December 31, 2004 and 2003. The accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2004 and 2003, and the subsequent interim period preceding such change, there were no disagreements with Smith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(A) or (B)1 through 3 of Regulation S-B that occurred during the fiscal years ended December 31, 2004 and 2003, and the subsequent interim period preceding such change.

b) On January 1, 2006, the Company engaged Child, Van Wagoner & Bradshaw, PLLC, as successor to Smith & Company, as its independent registered public accounting firm to audit the Company's financial statements. During the fiscal years ended December 31, 2004 and 2003, and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and our principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and our principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls and Procedures.
Subsequent to the date of the evaluation, there were no changes in the Company's internal control or in other factors over financial reporting that could significantly affect these controls. We have not identified any significant deficiencies or material weaknesses in the evaluation of these internal controls, and therefore there were no corrective actions taken.

ITEM 8B.      OTHER INFORMATION

No additional information was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2006.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons
The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. All directors named below will hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and have qualified. The Board of Directors elects officers to their positions, and continue in such positions, at the discretion of the directors, absent any employment agreement, of which none currently exist or are. There are no agreements or understanding for any officer or director of the Company to resign at the request of another person and none of the directors and officers is acting on behalf of or will act at the direction of any other person.

     Name                      Age               Position                       Term of Office
     Demetrius Manolakos        70          Chairman                            September 1, 2005 to Present
     Pierre C. Miron            48          President/Director                  February 17, 2005 to Present
     Michel Roy                 72          Executive Vice-President            September 1, 2005 to Present
     Helga Leuthe               46          Secretary/Treasurer/Director        January 12, 1999 to Present

Demetrius Manolakos
Mr. Manolakos is Chairman of the Board since he was appointed to this position on September 1, 2005. He has been a practicing Notary and Legal Advisor in the Province of Quebec, Canada for over 39 years. He holds Diplomatic Office as Honorary Consul of the Sultanate of Oman in Canada. Concurrent with his profession over the past several years, he has held various positions ranging from President of the Hellenic Community of Montreal (1971-1975) and as a Director of the Hellenic Canadian Trust (presently the National Bank of Greece (Canada)). He has also held political office as elected Councilor of the City of Montreal (1978-1982) and acted as Pro-Mayor of Montreal from June to September 1979. Mr. Manolakos holds a Bachelor of Arts from Sir George Williams University in Montreal, Canada and a Bachelor of Laws from the Universite de Montreal in Montreal, Canada.

Pierre C. Miron
Mr. Miron has been President and Director of QTTM since February 17, 2005. During the past three years, Pierre C. Miron has been employed in the private sector where he managed a real estate portfolio, as well as, a franchise company in the weight loss industry. Prior to holding this management position, he spent most of his career in the banking industry. During his employment of close to 20 years with several large Canadian banks he held various positions ranging from International Internal Auditor to Credit Director of mid-market accounts. In 1981, he received a Bachelor of Commerce from the Ecole des Hautes Etudes Commerciales (HEC) in Montreal. Mr. Miron does not hold any other directorships for any other reporting company.

Michel Roy
Mr. Roy has been serving as Executive Vice-President since his appointment on September 1, 2005. Mr. Roy is currently retained on a full-time contractual basis by the Canadian Association of Professional Employees. In July 2003, he retired from the position of labor relations officer and legal advisor with the Canadian Union of Professional and Technical Employees. Over the past five years, Mr. Roy has devoted his time as President to the development of CMTR+ Mkg Inc. and MMRoy Communications Inc. Mr. Roy holds a Bachelor and Master degree in Laws from the University of Ottawa in Ottawa, Canada and a Master degree in Literature and History from the Universite de Montreal in Montreal, Canada. He also possesses a Bachelor of Arts degree from the Universite de Montreal, Canada and a Bachelor in Education degree from Moncton University, Bathurst, Canada.

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

Family Relationship
There are no family relationships among the directors or executive officers of QTTM. There are no arrangements or understandings between any two or more of our directors or executive officers.

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

Code of Ethics
On December 31, 2003, the Board of Directors adopted a corporate code of ethics for its Senior Financial Officers, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2004. The Company believes the adopted code is reasonably designed to deter wrongdoing and promote honest and ethical conduct to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures in public reports and documents; compliance with applicable governmental laws, rules and regulations; ensures the prompt internal reporting of code violations, and provides accountability for adherence to this code. These Senior Financial Officers are expected to abide by this Code as well as by all of the Company's other applicable business policies, standards and guidelines.

Committees of the Board of Directors

At the present time, the Company does not have an audit committee, nor has it adopted an Audit Committee Charter. In addition, the Board of Directors has not yet designated a member to serve on the audit committee as an "audit committee financial expert" within the meaning of the rules and regulations of the SEC because they have not found a qualified independent individual who meets the independence requirements established by the SEC for the position. Until the Company finds such an individual with the qualifications to serve as a director, on the audit committee, as a financial expert of the Audit Committee, the entire Board of Directors will continue to perform the functions and duties of the Audit Committee. The Company also does not have an executive committee of our board of directors, a compensation committee, nominating committee, stock plan committee or any other committees.

The Board of Directors is to oversee the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Board is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves all services, including audit and permissible non-audit services to be performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For pre-approval of services, the independent auditor provides an engagement letter outlining the particular service or category of services to be performed for up to one year and is generally subject to a specific budget, which must be formally accepted before the audit commences.

ITEM 10.      Executive Compensation.

As at March 31, 2006, no compensation was awarded to, earned by or paid to any of the Company's directors and/or executive officers for their respective services rendered to the Company, nor have they received any such compensation in the past. They were however, entitled to receive reimbursement for actual, demonstrable out-of- pocket expenses, including travel expenses, if any, made on the Company's behalf. The directors and/or officers have agreed to act without compensation until the Board of Directors adopts a plan of compensation, in accordance with their responsibilities; however this is not expected to occur until the Company has generated revenue from operations.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees. None of our executive officers or directors owned any securities exercisable for or convertible into our Common Stock as of March 31, 2006.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners
The following table sets forth the names of each person (including any "group") known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding common stock as of March 31, 2006, (17,550,000 issued and outstanding). Each person has sole voting power and investment power with respect to all shares of common stock.

                         Name and Address                    Amount and Nature of
Title of Class        of Beneficial Owner                   Beneficial Ownership               Percent of Class
--------------        -------------------                   --------------------               ----------------
Common Stock          Haven Trading Ltd.                            4,500,000                         25.64%
                      Sea Meadow House
                      Blackburne Highway
                      P.O. Box 116
                      Roadtown, Tortola BWI

Common Stock          Euro Holdings Inc.                            3,226,500                         18.38%
                      1212 Redpath
                      Montreal, Quebec, Canada
                      H3J 2K1

Total of all Shareholdings of
Greater than 5%                                                     7,726,500                         44.02%

Security Ownership of Management
The following table sets forth the names of each of the directors and/or executive officers of the Company ("individually" or as a "group") to be the beneficial owner of the Company's outstanding common stock as of March 31, 2006.

                         Name and Address                    Amount and Nature of
Title of Class        of Beneficial Owner                   Beneficial Ownership               Percent of Class
--------------        -------------------                   --------------------               ----------------
Common Stock          Pierre C. Miron                                       0                          0.00%
                      501 d'Isere, Apt #8

                      St-Lambert (Quebec)
                      Canada J4S 1Y9
                      (Director and Officer)

Common Stock          Helga Leuthe                                    400,000                          2.28%
                      70 de Navarre Crescent
                      St-Lambert (Quebec)
                      Canada J4S 1Y6
                      (Director and Officer)

Total Shareholdings of
Directors and Officers                                                400,000                          2.28%

Changes of Control
There are no present arrangements that would result in changes of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans As of the date of this report, the Company has not adopted an equity compensation plan or individual compensation agreement.

ITEM 12.      Certain Relationships and Related Transactions.

Throughout our history, certain members of the Board of Directors, shareholders and general management have made loans to QTTM to cover certain ordinary business expenses.

At March 31, 2006 and March 31, 2005, QTTM was indebted to Mrs. Leuthe, the Secretary-Treasurer for paid expenses and money advanced to the Company in the amount of $124,339 (CAD) and $112,167 (CAD), respectively. The loan bears interest at a rate of 6% per annum. These amounts are unsecured and have no fixed terms of repayment. The Company's subsidiary was also indebted to related parties in the amount of $40,500 (CAD) and $2,523 (CAD), for the same periods, respectively.

ITEM 13.          Exhibits.

Exhibits and Index of Exhibits:
The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form.

     2.1 Share Exchange Agreement, dated September 1, 2005 (incorporated by reference to the Exhibits previously filed with the Company's Current Report on Form 8-K dated September 1, 2005 and filed with the Securities and Exchange Commission on September 1, 2005).

     3 (i) Articles of Incorporation of Quantitative Methods Corporation as filed with the Nevada Secretary of State on July 16, 1990.

     3 (ii) Bylaws of Quantitative Methods Corporation. 14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 17, 2004).

     16.1 Letter on change of certifying accountant (incorporated by reference to the Exhibits previously filed with the Company's Current Report on Form 8-K dated January 2, 2006 and filed with the Securities and Exchange Commission on January 3, 2006.

     31.1 Certification of the Chief Executive Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1 Certification of the Chief Executive Officer an Chief Financial Officer of Quantitative Methods Corporation pursuant to 18 U.S.C.
          SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.      Principal Accountant Fees and Services.

The Company's fiscal year was changed from December 31 to March 31 on December 30, 2005. All Principal Accountant Fees and Services for the period through the fiscal year ended December 31, 2004 are reflected in the Company's Form 10-KSB filed with the SEC on April 11, 2005.

Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner &Bradshaww, PLLC and Smith & Company, (collectively the "Principal Accountants"), for the audit of the Company's annual consolidated financial statements and review of the consolidated financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2006 and December 31, 2004 were $8,400 (USD) and $8,200 (USD), respectively.

Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services rendered by the Principal Accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above for fiscal years ended March 31, 2006 and December 31, 2004 were $650 (USD) and $0 (USD), respectively. Fees consisted of review and filing of 8-K.

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Principal Accountants for tax compliance, tax advise, and tax planning for the fiscal years ended March 31, 2006 and December 31, 2004 were $200 (USD) and $500 (USD), respectively. Tax fees consisted of tax compliance and various tax matters.

All Other Fees
The aggregate fees billed in each of the last two fiscal years for products and services provided by the Principal Accountants, other than the services reported above: $0.

The percentage of hours expended (if greater than 50%), on the Principal Accountants' engagement to audit the Company's consolidated financial statements for the fiscal years ended March 31, 2006 and December 31, 2004 that were attributed to work performed by persons other than the Principal Accountants' full-time, permanent employees was 0%.


                                   SIGNATURES


In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         QUANTITATIVE METHODS CORPORATION



Dated: July 19, 2006     By: /s/  Pierre C. Miron
                             ------------------------------------------------
                             PIERRE C. MIRON, President and Director



Dated: July 19, 2006     By: /s/  Helga Leuthe
                             ------------------------------------------------
                             HELGA LEUTHE, Secretary/Treasurer and Director Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          QUANTITATIVE METHODS CORPORATION



Dated: July 19, 2006      By: /s/  Pierre C. Miron
                              -----------------------------------------------
                              PIERRE C. MIRON, President and Director



Dated: July 19, 2006      By: /s/  Helga Leuthe
                              -----------------------------------------------
                              HELGA LEUTHE, Secretary/Treasurer and Director