Form 10QSB
period 2006-06-30
QUANTITATIVE METHODS CORP
filed 2006-08-17
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended June 30, 2006
                                                 -------------


                         Commission File No.33-55254-42


                        QUANTITATIVE METHODS CORPORATION
           (Name of small business issuer as specified in its charter)


           NEVADA                                87-0485310
-------------------------------            --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

7575 Trans Canada Highway, Suite 500, St-Laurent (Quebec) Canada    H4T 1V6
(Address of principal executive offices)                          (Postal Code)

Issuer's telephone number, including area code:  (514) 745-5212

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

As of August 14, 2006, the issue had 17,550,000 shares of the common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  [  ] Yes [X]No.

                        QUANTITATIVE METHODS CORPORATION

                            FORM 10-QSB/JUNE 30, 2006

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements

           Consolidated Balance Sheets -
               June 30, 2006 (Unaudited) and March 31, 2006 (Audited)         3

           Consolidated Statements of Operations - (Unaudited)
               Three Months ended June 30, 2006 and 2005
                  and from Date of Inception to June 30, 2006                 4

           Consolidated Statements of Cash Flows - (Unaudited)
               Three Months ended June 30, 2006 and 2005
                  and from Date of Inception to June 30, 2006                 5

           Notes to Consolidated Financial Statements (Unaudited)             6


     Item 2. - Management's Discussion and Analysis or Plan of Operation     11

     Item 3. - Controls and Procedures                                       13

PART II - OTHER INFORMATION

     Item 6. - Exhibits                                                      13

Signature                                                                    14

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                                     June 30,                   March 31,
                                                                                       2006                       2006
                                                                                  ---------------           ---------------
                                                                                    (Unaudited)                 (Audited)
ASSETS
     Current Assets
         Cash                                                                     $            15           $             0
         Income tax recoverable                                                           112,871                   112,657
         Prepaid deposits                                                                  15,923                    15,923
                                                                                  ---------------           ---------------
                           Total Current Assets                                           128,809                   128,580

     Fixed Assets, net                                                                      1,041                     1,249
                                                                                  ---------------           ---------------

TOTAL ASSETS                                                                      $       129,850           $       129,829
                                                                                  ===============           ===============

LIABILITIES & STOCKHOLDERS'  (DEFICIT)
     Current Liabilities
         Bank indebtedness                                                        $             0           $             5
         Accounts payable and accrued liabilities                                          96,610                   100,461
         Payables due to related parties (Note 2)                                         175,042                   164,839
                                                                                  ---------------           ---------------

                      Total Current Liabilities                                           271,652                   265,305

     Stockholders' (Deficit)
         Common Stock, $.001 par value; 25,000,000 shares
           authorized; 17,550,000 and 17,550,000
           issued and outstanding, respectively (Note 3)                                   17,550                    17,550
         Additional paid in capital                                                       221,451                   221,451
         Deficit accumulated during the
           development stage                                                        (     380,803)            (     374,477)
                                                                                  ---------------           ---------------

     Total Stockholders' (Deficit)                                                  (     141,802)            (     135,476)
                                                                                  ---------------           ---------------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                                       $       129,850           $       129,829
                                                                                  ===============           ===============

          See accompanying Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)



                                                                                                   April 1, 2004
                                                               Three Months Ended             (Date of Inception)
                                                                    June 30,                        to June 30,
                                                           2006                  2005                  2006
                                                     ----------------      ---------------       ---------------
SALES                                                $              0      $             0       $             0
                                                     ----------------      ---------------       ---------------

General and administrative expenses
     Depreciation                                                 208                    0                 1,457
     Consulting                                                     0               13,658                13,758
     Commissions to related parties                                 0                    0                 6,700
     Professional fees                                              0                3,920                12,206
     General and administrative                                 1,708                4,881                23,829
     Traveling and business promotion                             162                3,388                10,525
     Research and development costs                             2,286               62,672               135,204
     Foreign exchange fluctuation                      (          323)                  13         (         405)
     Bank charges                                                 111                   36                   881
     Interest on loan                                           2,174                   82                 7,530
     Loss on investment                                             0                    0                44,450
                                                     ----------------      ---------------       ---------------

Total general and administrative expenses                       6,326               88,650               256,135
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES           (        6,326)       (      88,650)        (     256,135)
                                                     ----------------      ---------------       ---------------

     Net effect of recapitalization                                 0                    0         (     124,668)

                                INCOME TAXES                        0                    0                     0
                                                     ----------------      ---------------       ---------------

                           NET INCOME (LOSS)         $   (      6,326)     $      ( 88,650)      $ (     380,803)
                                                     ================      ===============       ===============

BASIC AND DILUTED INCOME (LOSS)
     PER SHARE
Net income (loss) per weighted average share
     Net operating loss                              $           (.00)     $          (.01)
                                                     ================      ===============

Weighted average number of common
     shares used to compute net
     (loss) per weighted average share                     17,550,000            7,250,000
                                                     ================      ===============


          See accompanying Notes to Consolidated Financial Statements.
                                       4

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                                                   April 1, 2004
                                                               Three Months Ended                Date of Inception
                                                                    June 30,                         to June 30,
                                                           2006                  2005                   2006
                                                     ----------------      ---------------       ------------------
OPERATING ACTIVITIES
Net (Loss)                                           $ (        6,326)     $ (      88,650)      $ (        380,803)
Adjustment to reconcile net loss to net cash
   Provided by (used in) operating activities
     Decrease (Increase) in operating assets
       Tax credits receivable                          (          214)       (       5,918)        (        112,871)
       Depreciation                                               208                    0                    1,457
       Loss on investment                                           0                    0                   44,450
   Prepaid deposits                                                 0                1,060         (         15,923)
     Increase (Decrease) in operating liabilities
       Changes in payables                             (        3,851)              20,549                   88,260
                                                     ----------------      ---------------       ------------------
                                                       (        3,857)              15,691                    5,373

                         NET CASH (REQUIRED)
                     BY OPERATING ACTIVITIES           (       10,183)       (      72,959)        (        375,430)
                                                     ----------------      ---------------       ------------------

INVESTING ACTIVITIES
     Acquisition of investments                                     0                    0         (         44,450)
     Acquisition of fixed assets                                    0                    0         (          2,499)
     Net effect of recapitalization                                 0                    0                  124,668
                                                     ----------------      ---------------       ------------------

                    NET CASH PROVIDED (USED)
                     BY INVESTING ACTIVITIES                        0                    0                   77,719
                                                     ----------------      ---------------       ------------------

FINANCING ACTIVITIES
     Variation of advances from related parties                10,203        (      12,526)                  58,725
     Net effect of recapitalization                                 0               26,998                  239,001
                                                     ----------------      ---------------       ------------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                   10,203               14,472                  297,726
                                                     ----------------      ---------------       ------------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                       20        (      58,487)                      15

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD           (            5)              57,330                        0
                                                     ----------------      ---------------       ------------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $             15      $ (       1,157)      $               15
                                                     ================      ===============       ==================

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                     $             98      $            87       $              632
        Income tax                                                  0                    0                        0


          See accompanying Notes to Consolidated Financial Statements.
                                       5

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation

         The accompanying unaudited consolidated financial statements of Quantitative Methods Corporation ("QTTM" or "Company"), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company's financial position at June 30, 2006 (unaudited) and the results of its operations for the three months ended June 30, 2006 (unaudited) and cash flows for the three months ended June 30, 2006 (unaudited). Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2007.

         The consolidated balance sheet as of March 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Report on Form 10-KSB, for the year ended March 31, 2006.

         Nature of Operations and Continuance of Business

         Quantitative Methods Corporation, ("QTTM" or the "Company"), was incorporated under the laws of the State of Nevada on July 26, 1990.

         On September 1, 2005, the Company completed a Share Exchange Agreement with Roadvision Technologies Inc., ("Roadvision"). As a result of the exchange agreement, the business combination was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock and amounts and per share data have been retroactively restated. For accounting purposes, Roadvision will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

         Roadvision is a development stage company and has no revenues to date. Roadvision was incorporated under the Canada Business Act in April 2004 and is domiciled in Quebec, Canada. Roadvision commenced operations in November 2004. The principal activity of Roadvision is the research and development of technologies for vehicle fleet operation management.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2006


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

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the period ended June 30, 2006 were $0 (CAD) and $0 (CAD) for the corresponding period in 2005.

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

         Cash and Cash Equivalents
         For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2006.

         Comprehensive Income (Loss)
         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of June 30, 2006.

         Principles of Consolidation
         The unaudited consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Roadvision Technologies Inc (a Canadian-based company). All significant intercompany balances and transactions have been eliminated upon consolidation.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2006


         Summary of Significant Accounting Policies (continued)

         Concentration of Credit Risk
         The Company's exposure to credit risk is minimal.

         Depreciation and Amortization
         Property and equipment are stated at cost. Depreciation is calculated on the estimated useful lives of the assets using the straight line depreciation method.

         Development Stage Company
         The Company currently has no revenues and is considered to be a development stage company under the provision of Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and reporting by Development Stage Enterprises".

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

         Financial Instruments
         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

         Income Taxes
         The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Under this method, deferred income tax assets and liabilities are computed based upon the difference between the financial and tax basis of assets and liabilities using the currently enacted tax rates and laws. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception and has incurred net operating losses. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these unaudited consolidated financial statements because, in the opinion of management, it is more likely than not that some portion of deferred tax assets will not be realized.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2006


         Summary of Significant Accounting Policies (continued)

         Interest Rate Risk
         The Company is exposed to fluctuating interest rates.

         Reclassifications
         Certain amounts reported in the previous year's consolidated financial statements have been reclassified to conform to the current period's presentation.

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

NOTE 2:           PAYABLE DUE TO RELATED PARTIES

         At June 30, 2006, the Company is indebted to Helga Leuthe, a shareholder and director of the Company. The amount due to the related party is $126,415 (CAD) and bears interest at 6% per annum and the shareholder expects repayment as soon as the Company has sufficient funds. Roadvision is indebted to related parties in the amount of $48,627 (CAD).

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2006

NOTE 3:           COMMON STOCK

         The Company is authorized to issue 25,000,000 share of $.001 par value common stock. For the periods ending June 30, 2006 and 2005, the Company had 17,550,000 and 7,250,000 shares of common stock outstanding, respectively.


NOTE 4:           GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 380,803 (CAD) from inception to June 30, 2006 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

ITEM 2. - Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Relating to Forward-Looking Statements
Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Important factors to consider in evaluating such forward-looking statements include: i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; ii) unanticipated working capital or other cash requirements; iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and iv) various competitive market factors that may prevent us from competing successfully in the marketplace. These forward-looking statements are based largely on our current expectations. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
Quantitative Methods Corporation, which is sometimes referred to herein as "we", "us", "our" and the "Company" and/or "QTTM", was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in potential business ventures, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

On September 1, 2005, QTTM consummated the transactions contemplated by the Exchange Agreement between

QTTM, Roadvision Technologies Inc., ("Roadvision"), and the Roadvision Selling Shareholders, pursuant to which QTTM acquired all of the issued and outstanding shares of Roadvision in exchange for the issuance in the aggregate of 7,250,000 of QTTM's shares of common stock to Roadvision Selling Shareholders. The issuance of QTTM's shares of common stock to Roadvision Selling Shareholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to provisions of Regulation S.

Roadvision became a wholly-owned subsidiary of QTTM and, upon the issuance of shares; the Roadvision Selling Shareholders owned approximately 42% of all of QTTM's issued and outstanding stock. QTTM currently has a total of 17,550,000 shares of common stock issued and outstanding.

Roadvision, a high-tech company, was incorporated under the Canadian Business Corporations Act on April 1, 2004. Roadvision specializes in the development and potential marketing of micromanagement hardware and software solutions in vehicle fleet operation management. Roadvision believes it can capture a significant portion of the market and become a world leader in innovative total fleet operation micromanagement hardware and software solutions.

The technology provided by Roadvision is an intelligent and user-friendly system. The TripVision technology platform and products (hardware and software) provide reliable diagnostic methods and information to control costs, minimize risks and supports decision-making to various operational departments, such as, fleet managers, dispatchers, accounting and maintenance.

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

On July 25, 2006, the Company signed a Memorandum of Understanding with a Canadian Corporation, ("Seller"), to acquire several mining claims. These claims are situated in a prime location that is characterized by high-grade mineral reserves. Upon completion of the due diligence the parties plan to sign a formal purchase agreement pending approval of the acquisition by the Seller's shareholders. These acquisitions will be made with the understanding that the Seller has extensive expertise in mineral exploration and will operate the mining project; QTTM's role will be one of a passive investor.

Employees
As of June 30, 2006, the Company had no full time or part-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company. At the present time, Roadvision has only one individual engaged, on a part-time basis, which will substantially curtail product research and development. Management recognizes that the lack of a capital infusion during the next six months would substantially delay the realization of the Roadvision products.

Results of Operation
For the three months ended June 30, 2006, the Company had no revenues and incurred a net operating loss of $6,326 (CAD), as compared to a net loss of $88,650 (CAD) for the corresponding period ended June 30, 2005. The majority of the losses incurred by the Company during the three month period ending June 30, 2006 were the result of the on-going efforts of the Company's subsidiary Roadvision to advance the development of its hardware and software products for vehicle fleet operation management.

Liquidity and Capital Resources
QTTM is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $380,803 (CAD). The Company continues to report negative stockholders' equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continued existence is dependent upon several factors; including the ability to attain profitable business operations and generate a positive cash flow. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the next six month period. There can be no assurance that equity financings will be available to the Company in the future that will be obtained on terms satisfactory to the Company. In the event that the Company's efforts to obtain such financing prove unsuccessful, the Company may be required to reduce the scope of our planned product development and marketing efforts or decide to abandon its current business goals and cease operations.

QTTM's current management have indicated a willingness, for the time being, to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company therefore believes that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements
For the period ending June 30, 2006, the Company has no off-balance sheet arrangements.

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


PART II - OTHER INFORMATION

ITEM 5.           Exhibits

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

                            QUANTITATIVE METHODS CORPORATION



Dated: August 14, 2006       By: /s/ Pierre C. Miron
                                -----------------------------------------------
                                PIERRE C. MIRON, President and Director
                                (as principal executive officer)


                            By: /s/ Helga Leuthe
                                -----------------------------------------------
                                HELGA LEUTHE, Secretary/Treasurer
                                (as principal financial and accounting officer)