Form 10QSB
period 2006-09-30
QUANTITATIVE METHODS CORP
filed 2006-11-20
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended September 30, 2006
                                               ------------------


                         Commission File No. 33-55254-42


                        QUANTITATIVE METHODS CORPORATION
           (Name of small business issuer as specified in its charter)


          NEVADA                              87-0485310
--------------------------------        ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

7575 Trans Canada Highway, Suite 500, St-Laurent (Quebec) Canada     H4T 1V6
(Address of principal executive offices)                           (Postal Code)

Issuer's telephone number, including area code: (514) 745-5212

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [] No [X]

As of November 14, 2006, the issuer had 17,550,000 shares of the common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [] No [x]

                        QUANTITATIVE METHODS CORPORATION
                         FORM 10-QSB/SEPTEMBER 30, 2006

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

     Item 1. - Financial Statements

           Consolidated Balance Sheets -
               September 30, 2006 (Unaudited) and March 31, 2006 (Audited)    3

           Consolidated Statements of Operations - (Unaudited) Three
               Months ended September 30, 2006 and 2005 Six Months ended September 30, 2006 and 2005
                  and from Date of Inception to September 30, 2006            4

           Consolidated Statements of Cash Flows - (Unaudited)
               Six Months ended September 30, 2006 and 2005
                  and from Date of Inception to September 30, 2006            5

           Notes to Consolidated Financial Statements (Unaudited)             6


     Item 2. - Management's Discussion and Analysis or Plan o Operation

     Item 3. - Controls and Procedures 12

PART II - OTHER INFORMATION

     Item 6. - Exhibits

Signature

                          PART I FINANCIAL INFORMATION



ITEM 1. Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         (expressed in Canadian dollars)

                                                                                   September 30,                March 31,
                                                                                       2006                       2006
                                                                                  ---------------           ---------------
                                                                                    (Unaudited)                 (Audited)
ASSETS
     Current Assets
         Income tax recoverable                                                   $       113,428           $       112,657
         Prepaid deposits                                                                  15,722                    15,923
                                                                                  ---------------           ---------------
                                                                                          129,150                   128,580

                           Total Current Assets                                           129,150                   128,580
                                                                                  ---------------           ---------------

     Fixed Assets, net                                                                        833                     1,249
                                                                                  ---------------           ---------------

TOTAL ASSETS                                                                      $       129,983           $       129,829
                                                                                  ===============           ===============

LIABILITIES & STOCKHOLDERS' (DEFICIT)
     Current Liabilities
         Bank indebtedness                                                        $            62           $             5
         Accounts payable and accrued liabilities                                          98,284                   100,461
         Payables due to related parties (Note 2)                                         192,533                   164,839
                                                                                  ---------------           ---------------

                      Total Current Liabilities                                           290,879                   265,305

     Stockholders' (Deficit)
         Common Stock, $.001 par value; 25,000,000 shares
           authorized; 17,550,000 issued
           and outstanding (Note 3)                                                        17,550                    17,550
         Additional paid in capital                                                       221,451                   221,451
         Deficit accumulated during the
           development stage                                                        (     399,897)            (     374,477)
                                                                                  ---------------           ---------------

     Total Stockholders' (Deficit)                                                  (     160,896)            (     135,476)
                                                                                  ---------------           ---------------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                                       $       129,983           $       129,829
                                                                                  ===============           ===============


          See accompanying Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)
                                   (Unaudited)


                                                                                                              April 1, 2004
                                                    Three Months Ended              Six Months Ended      (Date of Inception)
                                                        September 30,               September 30,          to September 30,
                                                   2006            2005           2006           2005            2006
                                               -------------  -------------  -------------   -------------  ---------------
SALES                                          $           0  $           0  $           0   $           0  $             0
                                               -------------  -------------  -------------   -------------  ---------------

General and administrative expenses
  Depreciation                                           208            416            416             416            1,665
  Consulting                                               0              0              0          13,658           13,758
  Commissions to related parties                           0              0              0               0            6,700
  Professional fees                                    9,313            780          9,313           4,700           21,519
  General and administrative                           4,893          5,364          6,601          10,280           28,722
  Traveling and business promotion                     2,267          1,763          2,429           5,151           12,792
  Research and development costs                           0        127,732          2,286         128,111          135,204
  Foreign exchange fluctuation                            43              0     (      280)             13    (         362)
  Bank charges                                           109              0            220               0              990
  Interest on loan                                     2,261            772          4,435             854            9,791
  Loss on investment                                       0              0              0               0           44,450
                                               -------------  -------------  -------------   -------------  ---------------

Total general and administrative expenses             19,094        136,827         25,420         163,183          275,229
                                               -------------  -------------  -------------   -------------  ---------------

                  NET INCOME (LOSS)
                BEFORE INCOME TAXES              (    19,094)   (   136,827)    (   25,420)    (   163,183)   (     275,229)
                                               -------------  -------------  -------------   -------------  ---------------

     Net effect of recapitalization                        0              0              0               0    (     124,668)

                       INCOME TAXES                        0              0              0               0                0
                                               -------------  -------------  -------------   -------------  ---------------

                  NET INCOME (LOSS)            $ (    19,094) $ (   136,827) $  (   25,420)  $ (   163,183) $ (     399,897)
                                               =============  =============  =============   =============  ===============

BASIC AND DILUTED (LOSS)
     PER SHARE
Net income (loss) per weighted average share
     Net operating income (loss)               $ (       .00) $ (       .01) $  (      .00)  $     (   .02)
                                               -------------  -------------  -------------   -------------
                                               $ (       .00) $ (       .01) $  (      .00)  $ (       .02)
                                               =============  =============  =============   =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share            17,550,000     10,608,696     17,550,000       8,369,565
                                               =============  =============  =============   =============

          See accompanying Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY

                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)
                                   (Unaudited)

                                                                                                    April 1, 2004
                                                                Six Months Ended                 Date of Inception
                                                                  September 30,                   to September 30,
                                                           2006                  2005                   2006
                                                     ----------------      ---------------       ------------------
OPERATING ACTIVITIES
Net (Loss)                                           $ (       25,420)     $ (     163,183)      $ (        399,897)
Adjustment to reconcile net loss to net cash
   Provided by (used in) operating activities
     Depreciation                                                 416                  417                    1,666
     Decrease (Increase) in operating assets
       Tax credits receivable                          (          770)       (     100,196)        (        113,428)
       Changes in receivables                                       0        (       9,125)                       0
       Loss on investment                                           0                    0                   44,450
       Prepaid deposits                                           200        (      15,548)        (         15,722)
     Increase (Decrease) in operating liabilities

       Changes in payables                             (        2,177)             137,566                   89,933
                                                     ----------------      ---------------       ------------------
                                                       (        2,331)              13,114                    6,899

                         NET CASH (REQUIRED)
                     BY OPERATING ACTIVITIES           (       27,751)       (     150,069)        (        392,998)
                                                     ----------------      ---------------       ------------------

INVESTING ACTIVITIES
     Acquisition of investments                                     0                    0         (         44,450)
     Acquisition of fixed assets                                    0                    0         (          2,499)
     Net effect of recapitalization                                 0                    0                  124,668
                                                     ----------------      ---------------       ------------------

                    NET CASH PROVIDED (USED)
                     BY INVESTING ACTIVITIES                        0                    0                   77,719
                                                     ----------------      ---------------       ------------------

FINANCING ACTIVITIES
     Variation of advances from related parties                27,694               13,562                   76,216
     Net effect of recapitalization                                 0               77,487                  239,001
                                                     ----------------      ---------------       ------------------

                    NET CASH PROVIDED (USED)
                     BY FINANCING ACTIVITIES                   27,694               91,049                  315,217
                                                     ----------------      ---------------       ------------------

                 INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS           (           57)       (      59,020)        (             62)

                   CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF PERIOD           (            5)              57,330                        0
                                                     ----------------      ---------------       ------------------

                   CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD         $ (           62)     $ (       1,690)      $ (             62)
                                                     ================      ===============       ==================

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                     $             10      $           200       $              647
        Income tax                                                  0                    0                        0



          See accompanying Notes to Consolidated Financial Statements.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation

         The accompanying unaudited consolidated financial statements of Quantitative Methods Corporation ("QTTM" or "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company's financial position at September 30, 2006 (unaudited) and the results of its operations for the three months and six months ended September 30, 2006 (unaudited) and cash flows for the six months ended September 30, 2006 (unaudited). Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the six-month period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2007.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2006


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

         Summary of Significant Accounting Policies

         The summary of significant accounting policies of QTTM and subsidiary is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Basis of Accounting
         The Company's unaudited consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

         Advertising Costs
         The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the period ended September 30, 2006 was $0 (CAD) and $0 (CAD) for the corresponding period in 2005.

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

         Cash and Cash Equivalents
         For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2006.

         Comprehensive Income (Loss)
         SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of September 30, 2006.

         Principles of Consolidation
         The unaudited consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Roadvision Technologies Inc. (a Canadian-based company). All significant intercompany balances and transactions have been eliminated upon consolidation.

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2006


         Summary of Significant Accounting Policies (continued)

         Concentration of Credit Risk
         The Company's exposure to credit risk is minimal.

         Depreciation and Amortization
         Property and equipment are stated at cost. Depreciation is calculated on the estimated useful lives of the assets using the straight line deprecation method.

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

         Financial Instruments
         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2006


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

         Translation of Foreign Currencies
         The Company's functional currency is the Canadian dollar. Foreign currency transactions occasionally occur, and are primarily undertaken in Canadian dollars. Management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary balance sheet items denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date. Daily closing rates are used to translate revenues and expenses into Canadian dollars at rates of exchange in effect on a specific date. Resulting translation gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

         Property and Equipment
         Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred and expenditures for major renewals and betterments are capitalized. Assets retired or sold are removed from property accounts, with gain or losses on disposal included in income.

NOTE 2:           PAYABLE DUE TO RELATED PARTIES

         At September 30, 2006, the Company is indebted to Helga Leuthe, a shareholder and director of the Company. The amount due to the related party is $129,009 (CAD) and bears interest at 6% per annum and the shareholder expects repayment as soon as the Company has sufficient funds. The Company also owes $5,770 (CAD) to another shareholder. Roadvision is indebted to related parties in the amount of $57,754
         (CAD).

                 QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2006

NOTE 3:           COMMON STOCK

         The Company is authorized to issue 25,000,000 shares of $.001 par value common stock. For the periods ending September 30, 2006 and 2005, the Company had 17,550,000 shares of common stock outstanding.


NOTE 4:           GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $399,897 (CAD) from inception to September 30, 2006 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

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

Overview
Quantitative Methods Corporation, is sometimes referred to herein as "we", "us", "our" and the "Company" and/or "QTTM", was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in potential business ventures, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

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

Initial investigation relating to the works performed by the Seller and absence of concrete details relating to the required work with respect to the claims has necessitated further discussions between QTTM and the Seller. Until QTTM is in a position to verify that the Seller can comply with its undertaking the Company has put a hold on signing a formal agreement with Seller.

Employees
As of September 30, 2006, the Company had no full time or part-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company. At the present time, Roadvision has temporarily ceased operations due to lack of capital, which will significantly curtail product research and development. Management recognizes that the lack of a capital infusion during the next six months would substantially delay the realization of the Roadvision products.

Results of Operation
For the three months ended September 30, 2006, the Company had no revenues and incurred a net operating loss of $19,094 (CAD), as compared to a net loss of $136,827 (CAD) for the corresponding period ended September 30, 2005. The majority of the losses incurred by the Company during the three month period ending September 30, 2006 were the result of general and administrative expenses for the on-going efforts of the Company to raise additional capital investment.

Liquidity and Capital Resources
QTTM is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $399,897 (CAD). The Company continues to report negative stockholders' equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's continued existence is dependent upon several factors; including the ability to attain profitable business operations and generate a positive cash flow. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the next six month period. There can be no assurance that equity financings will be available to the Company in the future that will be obtained on terms satisfactory to the Company. In the event that the Company's efforts to obtain such financing prove unsuccessful, the Company may be required to abandon its current business goals and cease operations.

QTTM's current management have indicated a willingness, for the time being, to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company therefore believes that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements
For the period ending September 30, 2006, the Company has no off-balance sheet arrangements.

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

ITEM 6. Exhibits

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

                           QUANTITATIVE METHODS CORPORATION



Dated:  November 16, 2006  By: /s/ Pierre C. Miron
                               -----------------------------------------------
                               PIERRE C. MIRON, President and Director
                               (as principal executive officer)


                           By: /s/ Helga Leuthe
                               -----------------------------------------------
                               HELGA LEUTHE, Secretary/Treasurer
                               (as principal financial and accounting officer)