Form 10QSB
period 2006-12-31
QUANTITATIVE METHODS CORP
filed 2007-02-14
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2006

Commission File No. 33-55254-42

QUANTITATIVE METHODS CORPORATION
(Name of small business issuer as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 Redpath Crescent
Montreal (Quebec) Canada H3G 2K1
(514) 812-4568
(Address and telephone number of principal executive offices and issuer’s telephone number)

7575 Trans Canada Highway, Suite 500
St-Laurent (Quebec) Canada H4T 1V6
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ❑ No ☑

As of January 31, 2007, the issuer had 17,550,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❑ No ☑

QUANTITATIVE METHODS CORPORATION

FORM 10-QSB/DECEMBER 31, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

Consolidated Balance Sheets -
December31,2006 (Unaudited) and March31,2006 (Audited)	3

Consolidated Statements of Operations - (Unaudited)
Three Months ended December31,2006 and 2005
Nine Months ended December31,2006 and 2005
and from Date of Inception to December31,2006	4

Consolidated Statements of Cash Flows - (Unaudited)
Nine Months ended December31,2006 and 2005
and from Date of Inception to December31,2006	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. - Management’s Discussion and Analysis or Plan of Operation	10

Item 3. - Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6. - Exhibits	13

Signature	14

PART I  - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(expressed in Canadian dollars)

	December31,	March31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Income tax recoverable	$113,880	$112,657
Prepaid deposits	15,722	15,923
	129,602	128,580

Total Current Assets	129,602	128,580

Fixed Assets, net	625	1,249

TOTAL ASSETS	$130,227	$129,829

LIABILITIES & STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Bank indebtedness	$18	$5
Accounts payable and accrued liabilities	101,481	100,461
Payables due to related parties (Note 2)	196,823	164,839

Total Current Liabilities	298,322	265,305

Stockholders’ (Deficit)
Common Stock, $.001 par value; 25,000,000 shares
authorized; 17,550,000 issued and outstanding (Note 3)	17,550	17,550
Additional paid in capital	221,451	221,451
Deficit accumulated during the
development stage	(407,096)	(374,477)

Total Stockholders’ (Deficit)	(168,095)	(135,476)

TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT)	$130,227	$129,829

See accompanying Notes to Consolidated Financial Statements.

QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in Canadian dollars)
(Unaudited)

					April 1, 2004
	Three Months Ended		Nine Months Ended		(Date of Inception)
	December31,		December31,		to December31,
	2006	2005	2006	2005	2006
SALES	$0	$0	$0	$0	$0

General and administrative expenses
Depreciation	208	208	624	625	1,873
Consulting	1,000	0	1,000	13,658	14,758
Commissions to related parties	0	0	0	0	6,700
Professional fees	906	1,634	10,219	6,334	22,425
General and administrative	2,326	3,494	8,927	13,773	31,048
Traveling and business promotion	302	1,602	2,731	6,753	13,094
Research and development costs	0	450	2,286	128,561	135,204
Foreign exchange fluctuation	0	(84)	(280)	(71)	(362)
Bank charges	50	0	270	0	1,040
Interest on loan	2,407	2,255	6,842	3,109	12,198
Loss on investment	0	0	0	0	44,450

Total general and administrative expenses	7,199	9,559	32,619	172,742	282,428

NET INCOME (LOSS)
BEFORE INCOME TAXES	(7,199)	(9,559)	(32,619)	(172,742)	(282,428)

Net effect of recapitalization	0	0	0	0	(124,668 ()

INCOME TAXES	0	0	0	0	0

NET INCOME (LOSS)	$(7,199)	$(9,559)	$(32,619)	$(172,742)	$(407,096)

BASIC AND DILUTED (LOSS)
PER SHARE
Net income (loss) per weighted average share
Net operating income (loss)	$(.00)	$(.00)	$(.00)	$(.01)

Weighted average number of common
shares used to compute net income
(loss) per weighted average share	17,550,000	17,550,000	17,550,000	17,550,000

See accompanying Notes to Consolidated Financial Statements.

QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in Canadian dollars)
(Unaudited)
			April 1, 2004
	Nine Months Ended		Date of Inception
	December31,		to December31,
	2006	2005	2006
OPERATING ACTIVITIES
Net (Loss)	$(32,619)	$(172,742)	$(407,096)
Adjustment to reconcile net loss to net cash
Provided by (used in) operating activities
Depreciation	624	625	1,874
Decrease (Increase) in operating assets
Tax credits receivable	(1,223)	(87,964)	(113,880)
Changes in receivables	0	(9,125)	0
Loss on investment	0	0	44,450
Prepaid deposits	200	(16,747)	(15,722)
Increase (Decrease) in operating liabilities
Changes in payables	1,021	113,562	93,130
	622	351	9,852

NET CASH (REQUIRED)
BY OPERATING ACTIVITIES	(31,997)	(172,391)	(397,244)

INVESTING ACTIVITIES
Acquisition of investments	0	0	(44,450)
Acquisition of fixed assets	0	0	(2,499)
Net effect of recapitalization	0	0	124,668

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES	0	0	77,719

FINANCING ACTIVITIES
Variation of advances from related parties	31,984	32,761	80,506
Net effect of recapitalization	0	77,497	239,001

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES	31,984	110,258	319,507

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(13)	(62,133)	(18)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	(5)	57,330	0

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$(18)	$(4,803)	$(18)

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$200	$647
Income tax	0	0	0

See accompanying Notes to Consolidated Financial Statements.

QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Quantitative Methods Corporation (“QTTM” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at December 31, 2006 (unaudited) and the results of its operations for the three months and nine months ended December 31, 2006 (unaudited) and cash flows for the nine months ended December 31, 2006 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine-month period ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2007.

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

On September 1, 2005, the Company completed a Share Exchange Agreement with Roadvision Technologies Inc., (“Roadvision”). As a result of the exchange agreement, the business combination was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock and amounts and per share data have been retroactively restated. For accounting purposes, Roadvision will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

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
December 31, 2006

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

Summary of Significant Accounting Policies

The summary of significant accounting policies of QTTM and subsidiary is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Accounting
The Company’s unaudited consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Advertising Costs
The Company recognizes advertising expense in accordance with Statement of Position 93-7, “Reporting on Advertising Costs”. As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the period ended December 31, 2006 was $0 (CAD) and $0 (CAD) for the corresponding period in 2005.

Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires dual presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. The Company had no potential common stock instruments which would result in a diluted loss per share.

Cash and Cash Equivalents
For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2006.

Comprehensive Income (Loss)
SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders’ deficit as of December 31, 2006.

Principles of Consolidation
The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Roadvision Technologies Inc. (a Canadian-based company). All significant intercompany balances and transactions have been eliminated upon consolidation.

QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk
The Company’s exposure to credit risk is minimal.

Depreciation and Amortization
Property and equipment are stated at cost. Depreciation is calculated on the estimated useful lives of the assets using the straight line depreciation method.

Development Stage Company
The Company currently has no revenues and is considered to be a development stage company under the provision of Statement of Financial Accounting Standard (“SFAS”) No. 7, "Accounting and reporting by Development Stage Enterprises".

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

Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, income tax recoverable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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
December 31, 2006

Summary of Significant Accounting Policies (continued)

Interest Rate Risk
The Company is exposed to fluctuating interest rates.

Reclassifications
Certain amounts reported in the previous year’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

NOTE 2: PAYABLE DUE TO RELATED PARTIES

At December 31, 2006, the Company is indebted to Helga Leuthe, a shareholder and director of the Company. The amount due to the related party is $131,313 (CAD) and bears interest at 6% per annum and the shareholder expects repayment as soon as the Company has sufficient funds. The Company also owes $5,873 (CAD) to another shareholder. Roadvision is indebted to related parties in the amount of $59,637 (CAD).

QUANTITATIVE METHODS CORPORATION AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2006

NOTE 3: COMMON STOCK

The Company is authorized to issue 25,000,000 shares of $.001 par value common stock. For the periods ending December 31, 2006 and 2005, the Company had 17,550,000 shares of common stock outstanding.

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $407,096 (CAD) from inception to December 31, 2006 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

ITEM 2. - Management’s Discussion and Analysis or Plan of Operation.

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

Overview
Quantitative Methods Corporation, sometimes referred to herein as “we”, “us”, “our” and the “Company” and/or “QTTM”, was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in potential business ventures, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

On September 1, 2005, QTTM consummated the transactions contemplated by the Exchange Agreement between QTTM, Roadvision Technologies Inc., (“Roadvision”), and the Roadvision Selling Shareholders, pursuant to which QTTM acquired all of the issued and outstanding shares of Roadvision in exchange for the issuance in the aggregate of 7,250,000 of QTTM’s shares of common stock to Roadvision Selling Shareholders. The issuance of QTTM’s shares of common stock to Roadvision Selling Shareholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to provisions of Regulation S.

Roadvision became a wholly-owned subsidiary of QTTM and, upon the issuance of shares; the Roadvision Selling Shareholders owned approximately 42% of all of QTTM’s issued and outstanding stock. QTTM currently has a total of 17,550,000 shares of common stock issued and outstanding.

On July 25, 2006, the Company signed a Memorandum of Understanding with a Canadian Corporation, ("Seller"), to acquire several mining claims. These claims are situated in a prime location that is characterized by high-grade mineral reserves. Upon completion of the due diligence the parties plan to sign a formal purchase agreement pending approval of the acquisition by the Seller's shareholders. These acquisitions will be made with the understanding that the Seller has extensive expertise in mineral exploration and will operate the mining project; the Company’s role will be one of a passive investor.

On January 17, 2007, management announced that it has made a $4,500,000 investment in the Matagami Mining Camp, located in the Province of Quebec, Canada. This investment involves the acquisition of 292 Mining Claims in the world-class mining district. The realization of this significant investment by QTTM is the result of five months of intense negotiations with the property owners. It serves as the cornerstone of its goal to become an important player in the mineral exploration and development industry.

On January 22nd, 2007, Quantitative Methods Corporation announced that as part of its $ 4.5 million aggregated value investment, it has acquired 292 mining claims in the Matagami Mining Camp; located in the Province of Quebec, Canada. The territory claims are located adjacent to the Perseverance Zinc mine owned by Xstrada PLC, world’s fifth-largest diversified mining company by market capitalization. QTTM has, in effect, completed the acquisition of 292 mining claims covering an area of 35 square miles in the Matagami Mining Camp. The transaction is made between “Quantitative Methods Corp.” and “Exploration Minière Grenville Inc”, and is for an aggregated value of $4,500,000 million (US) in return of valued considerations: including cash and shares. This transaction is conditional to the approval of regulating and governing authorities. The mining claims are located approximately 10 km. west of Matagami, in the “Daniel Cavalier Townships”, (NTS Map Sheet 32F12). Matagami Mining Camp is a world class mining district, composed of 18 known volcanogenic massive sulphide (VMS) deposits. The area is host to historical production of 8.6 billion pounds of Zinc and 853 million pounds of Copper and has established infrastructure including; a railway, paved road and 2,350 t/day mill owned by “Falconbridge”.

Considering the unique business opportunity to acquire 292 Mining Territory Claims in Matagami Mining Camp, who revealed promising exploitation potential; the Board of Directors has approved on January 25th, the new business orientation and voted unanimously in favor of the reorganization plan. The plan involves a series of changes including; moving the Corporate headquarters to 1212 Redpath Crescent Montreal (Quebec) Canada H3G 2K1, it also implicates the constitution of a line executive team, to fulfill the requirements of the new business direction, and investment and capitalization program to adequately fund the realization of the project.

The board of directors also approved on January 25, 2007, the Corporation’s name change to “M45 Mining Resources Inc.” who will become effective once approved by Regulating and Governing Authorities. The name has been reserved with State of Nevada.

On February 5, 2007, the Company filed a disclosure form 8K “Entry into a Material Definitive Agreement.”

The Company’s management has reoriented his business vocation, to increase shareholders’ value subsequent to previous unsuccessful business developments of our subsidiary Roadvision’s technology, and after evaluating level of advancement from direct and indirect competition compared to the current respective position of the Corporation.

Management will evaluate and analyze all potential avenues in regards to the Company’s direct implication in Roadvision, and will inform its shareholders of its decision within the next quarter. Meanwhile all activities and developments have been temporarily suspended until final decision is rendered.

Employees
As of December 31, 2006, the Company had no full time or part-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company. At the present time, Roadvision has temporarily ceased operations due to lack of capital, which will significantly curtail product research and development. Management recognizes that the lack of a capital infusion during the next six months would substantially delay the realization of the Roadvision products.

Results of Operation
For the three months ended December 31, 2006, the Company had no revenues and incurred a net operating loss of $7,199 (CAD), as compared to a net loss of $9,559 (CAD) for the corresponding period ended December 31, 2005. The majority of the losses incurred by the Company during the three month period ending December 31, 2006 were the result of general and administrative expenses for the on-going efforts of the Company to raise additional capital investment.

Liquidity and Capital Resources
QTTM is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $407,096 (CAD). The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon several factors; including the ability to attain profitable business operations and generate a positive cash flow. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the next six month period. There can be no assurance that equity financings will be available to the Company in the future that will be obtained on terms satisfactory to the Company. In the event that the Company’s efforts to obtain such financing prove unsuccessful, the Company may be required to abandon its current business goals and cease operations.

QTTM’s current management have indicated a willingness, for the time being, to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company therefore believes that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements
For the period ending December 31, 2006, the Company has no off-balance sheet arrangements.

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

PART II  - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 2. Unregistered Sales of Equity Security and Use of Proceeds.

On January 17, 2007, the Registrant entered into an Agreement with Exploration Minière Grenville Inc. (“EMG”), a Quebec corporation, whereby EMG sold to the Registrant a total of two hundred ninety-two (292) mining claims located in the Matagami Camp, Province of Quebec in or around designated territory 32F for the purchase price of nine hundred nine thousand ninety (909,090) shares of common stock of the Registrant. Pursuant to the Agreement, the value of the mining claims represents a total of $4,500,000.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 4. Other Information.

None

ITEM 6. Exhibits

(a) Exhibits.
The following exhibits are filed with this report:

3.1       Articles of Incorporation of Quantitative Methods Corporation as filed with the Nevada Secretary of State on July 16, 1990.

3.2        Bylaws of Quantitative Methods Corporation. 14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 17, 2004).

31.1      Certification of the Chief Executive Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of the Chief Financial Officer of Quantitative Methods Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of the Chief Executive Officer of Quantitative Methods Corporation pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of the Chief Financial Officer of Quantitative Methods Corporation pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTITATIVE METHODS CORPORATION

Dated: February 13,2007	By:	/s/ Pierre C. Miron
PIERRE C. MIRON, President and Director
(as principal executive officer)

	By:	/s/ Helga Leuthe
HELGA LEUTHE, Secretary/Treasurer
(as principal financial and accounting officer)