Form 10KSB
period 2007-03-31
M45 Mining Resources, Inc.
filed 2007-07-16
CIK 894561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2007

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

                       Commission file number: 33-55254-42

                        M45 Mining Resources Inc.
                 (Name of small business issuer in its charter)

            NEVADA                                        87-0485310
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

                1212 Redpath Crescent, Montreal, (Quebec) Canada
               (Address of principal executive offices) (H3G-2K1)

Issuer's telephone number, including area code:      (514) 288-8494

Securities registered under Section 12 (b) of the Exchange Act:        None
Securities registered under Section 12 (g) of the Exchange Act:        None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 - KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The issuer's revenues for its most recent fiscal year:        $0.00

As of July 11, 2007, there were 24,342,500 shares of the common stock issued and outstanding. The aggregate market value of the common equity held by non-affiliates (based on the average bid and ask price of the common stock) as of July 11, 2007 was $253,076. (USD).

Transitional Small Business Disclosure Format (Check one) [  ] Yes [X] No.

                            M45 Mining Resources Inc
                   (formerly Quantitative Methods Corporation)

                         2007 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS




                                     PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16 (a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

Signature page

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

Business Development

M45 Mining Resources Inc., sometimes referred to herein as "we", "us", "our" and the "Company" and/or "M45", was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

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

On January 8, 1999, the board of directors of M45 entered into an Agreement with Softguard Enterprises Inc. ("Softguard"), a private Canadian corporation, whereby the Company issued and delivered, 7,650,000 shares, of its common stock bearing a restrictive legend, in exchange for which issuance, M45 acquired all of the outstanding shares of Softguard. The transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. Following the transaction the former shareholders of Softguard owned 82% of the outstanding shares of the Company.

On December 31, 2002, the board of directors of M45 unanimously agreed to abandon its wholly owned subsidiary, Softguard Enterprises Inc., due to lack of operations. They determined that Softguard's original business plan could not be executed and developed due to lack of operating capital and failure to complete the product design and development of the computer software technology.

On September 1, 2005, M45 consummated the transaction contemplated by the Share Exchange Agreement between M45, Roadvision and the Roadvision Selling Shareholders, pursuant to which the parties agreed that M45 would acquire all of the issued and outstanding shares of Roadvision in exchange for the issuance in the aggregate of 7,250,000 of M45's shares of common stock to Roadvision Selling Shareholders. The issuance of M45's shares of common stock to Roadvision Selling Shareholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to provisions of Regulation S.

Roadvision became a wholly-owned subsidiary of M45 and, upon the issuance of shares, the Roadvision Selling Shareholders owned approximately 42% of all of M45's issued and outstanding stock. M45 currently has a total of 24,342,500 shares of common stock issued and outstanding.

On January 17, 2007, the Registrant entered into an Agreement with Exploration Miniere Grenville Inc. ("EMG"), a Quebec corporation, whereby EMG sold to the Registrant a total of TWO HUNDRED AND NINETY-TWO (292) mining claims located in the Matagami Mining Camp, Province of Quebec in or around designated territory 32F for the purchase price of NINE HUNDRED NINE THOUSAND AND NINETY (909,090) shares of common stock of the Registrant. The agreement stipulates that following completed drilling and positive results the Company will pay the sum of $ 2,000,000 to ("EMG"). At July 1,2007 the shares had not been issued.

On January 17, 2007, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to "M45 Mining Resources Inc." (the "Name Change").

The Board of Directors (the "Board") by unanimous written consent dated as of January 17, 2007, and certain stockholders (the "Majority Stockholders"), owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of January 17, 2007, approved and adopted resolutions to amend the Company's Certificate of Incorporation. The Certificate of Amendment to the Company's Certificate of Incorporation, already filed with the Secretary of State of the State of Nevada changed the Company's name to "M45 Mining Resources Inc."

Purpose of Proposed Name Change

Based upon the acquisition of certain mining claims from Exploration Miniere Grenville Inc., management thought it was best to put forward this name change so as to more accurately reflect the nature of the business we are engaged in.

On March 28, 2007, the Registrant completed execution of a COMMON STOCK PURCHASE AGREEMENT with Andre Boyer (the "Purchasers") for the sale of 100% of the issued and outstanding common stock of Roadvision Technologies Inc., a subsidiary of the Registrant.

The Purchase Price consists of the following:

The assumption of all liabilities of the Company and Roadvision by the Purchasers totaling TWO HUNDRED NINETY EIGHT THOUSAND, THREE HUNDRED AND TWENTY-TWO DOLLARS ($298,322).

Purchaser will assume responsibility for all prepaid deposits;
Purchaser will assume all responsibility for all past engagements, lease agreements and contracts with employees and other parties; and

Purchaser will give Seller an exclusive sale license agreement of Roadvision for Asia and Europe for a total of five (5) years for which Seller shall pay Purchaser TWENTY-FIVE Percent (25%) of the profit and a TEN PERCENT (10%) royalty to Seller on all license agreements sold within the next Five (5) years.

The closing of the transaction took place on March 28, 2007.

Business of Issuer

M45 Mining Resources Inc.'s new strategy is focused on building shareholder value through the exploration and development of mineral claims, particularly in the Matagami Mining Camp located in Quebec, Canada. The Matagami Mining Camp is known for its zinc-rich massive sulphide deposits. Initial exploratory work in the Camp can be traced back to the 1930's with Noranda's activities in the region. Ten of the eighteen deposits discovered to date have been mined and have produced a total of 3.9 Mt zinc and 0.4 Mt copper.

M45 Management believes that there are likely one or more deposits situated within the limits of the Claims due to the fact that the property is located near past producers and existing deposits.

Management has commenced its first phase exploration program in early April and conducted full surveying and NI-43-101 to determine the location of potential deposits. On June 7 2007, the company received final results of the NI-43-101 reports confirming the presence of deposits. The Company intends to initiate a massive drilling program as per the geologist's recommendation, which is contained in the report. The drilling program cost will represent a total of $
2.8 million Canadian.

During the fiscal year ended March 31, 2007, M45's subsidiary Roadvision generated no revenues.

As of April 1, 2007, the Company has hired five (5) full-time consulting employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

From March 31 to July 1, 2007 the Company had no revenues. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $ 50,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $ 3,000 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represent an approximate total of $ 150,000 and were paid by a control person and will be treated and reported as an advance from shareholder in the first quarter of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

The Company expects to encounter intense competition in its efforts to become a leader in mining exploration. Many large and small companies compete in this intense market. The principal means of competition vary among categories and business groups; however, the value of the territories is certainly to be taken into consideration. The competing entities will have significantly greater experience, financial resources, facilities, contacts and managerial expertise, than the Company.

Reports to Security Holders

M45 is a reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended, that electronically files periodic and episodic reports including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, and other reports and information with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (http://www.sec.gov) that contains these reports, and all other information regarding issuers.

ITEM 2. Description of Property.

During the fiscal year ended March 31, 2007, the Company occupied office space supplied by Roadvision at 7575 Trans Canada Highway, Suite 500, St-Laurent (Quebec) Canada until January 17, 2007. This space is provided to the Company on a rent free basis, and management believes that this arrangement will meet the Company's needs for the foreseeable future. From January 18 until the present, M45 occupies office space supplied by a shareholder at no cost, which is located at: 1212 Redpath Crescent, Montreal, Quebec, Canada.

The Company owns a total of TWO HUNDRED NINETY-TWO (292) mining claims located in the Matagami Camp, Province of Quebec in or around designated territory 32F acquired for the purchase price of NINE HUNDRED NINE THOUSAND NINETY (909,090) shares of common stock of the Registrant.

Investment Policies

At the present time, the Company does not have any intentions of investing in any real estate property; real estate mortgages, real estate backed securities, or have any agreements with persons primarily engaged in real estate activities.

During the fiscal year ended March 31, 2007, the Company did not own, intend to own, or lease any property.

ITEM 3. Legal Proceedings.

As of the date hereof, there are no legal proceedings pending or threaten by or against the Company. Nor are any of its directors, officers or affiliates in a party adverse to the Company in any legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On March 21, 2007, the Registrant filed a Def 14C Information Schedule with respect to the amendment of the name change of the Registrant to M45 Mining Resources Inc. The majority of shares entitled to vote approved the amendment.

                                    PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company has authorized capital stock of 25,000,000 shares of common stock with a par value of $.001, of which 24,342,500 shares were issued and outstanding as of July 11, 2007. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES".

The table below sets forth the reported and summarized high and low bid prices of the common stock for each quarter shown, as provided by the NASD Trading and Market Services.

The quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions in our securities.

Fiscal Year Ended on March 31, 2007
Quarterly Common Stock Bid Price Range               High           Low
                                                     ---            ---
     March 31, 2007                                  0.85          0.40
     December 31, 2006                               1.50          0.30
     September 30, 2006                              2.85          0.35
     June 30, 2006                                   0.85          0.12

Fiscal Year Ended on March 31, 2006
Per Share Common Stock Bid Prices by Quarter         High           Low
                                                     ----           ---
    March 31, 2006                                   0.16          0.16
    December 31, 2005                                0.30          0.16
    September 30, 2005                               0.57          0.28
    June 30, 2005                                    0.65          0.28


Holders

As of June 15, 2007, there were approximately 540 holders of record of the Company's common stock. The number of registered shareholders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividends

The Company has not declared or paid a cash dividend to stockholders since it was organized and does not intend to pay dividends in the foreseeable future. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Securities Authorized for Issuance under Equity Compensation Plans

On April 6, 2007, the Company filed a Registration Statement on Form S-8, wherein the Company registered a total of 7,000,000 shares of common stock pursuant to an Employee Stock Option Plan, adopted March 26, 2007, whereby certain employees of the Company were granted the right to purchase shares of common stock of the Company at not less than 85% of the Fair Market Value of the Shares on the date of grant; provided that: (a) the Exercise Price of an ISO will be not less than 100% of the Fair Market Value of the Shares on the date of grant; and (b) the Exercise Price of any ISO granted to a Ten Percent Stockholder will not be less than 110% of the Fair Market Value of the Shares on the date of grant. Payment for the Shares purchased may be made in accordance with Section 9 of this Plan.

Pursuant to the S-8 filing, certain consultants were also issued shares of common stock.

Recent Sale of Unregistered Securities

The Company did not sell any securities without registration under the Securities Act of 1933 or in a transaction exempt from registration that was not previously reported on a Form 10-QSB or in a Form 8-K during the fiscal year ended March 31, 2007 or over the past three years.

During the fourth quarter of the fiscal year covered by this report, the Company did not have any plans or programs to repurchase any of its common stock or any other units of any class of equity security. There are no warrants or options outstanding to acquire any additional common stock of the Company.

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

Plan of Operation

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide cash resources to sustain its operations. M45 is a development stage enterprise with limited operational history. We currently have no cash reserves and anticipate that our available funds and resources will not be sufficient to satisfy our needs for working capital and capital expenditures for the next twelve months. The Company will be unable to pursue continued research and Territory development and the transition to a company engaged in both research and commercialization of its products will depend upon our ability to raise additional funds through equity or debt financing, in which case our current stockholders may experience dilution. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing can or will be available on terms favorable to M45. The Company's ability to continue as a going concern is dependent on additional sources of capital, otherwise development, and production will be delayed significantly. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

M45 plans to focus its operations and development on the Matagami Mining Camp or more precisely in the specific area where the Company has obtained a full survey NI-43-101 report. The report clearly indicates the presence of six (6) major airborne magnetic anomalies similar to the Perseverance Zinc mine owned by the world mining leader Xstrata plc in the Matagami Mining Camp, Quebec, and located six (6) kilometers from M45's territory. The independent geologist firm confirmed this information being of sufficient merit to recommend an immediate massive drilling program at a cost of $ 2.8 million (Cdn). M45 will select a mineral drilling sub-contractor and lab by tender process to be completed by August 1st, 2007. The NI-43-101 report stipulates that the drilling operations must be executed between January and the end of March 2008 because some of the key targets are positioned in swampy areas. Ice platforms and bridges are economically advantageous as well. The Company is currently reviewing financing offers from third parties. Management intends to raise financing for a sum of $ 5 million within 90 days. This progress will depend on our ability to raise enough financing in the following year.

The Company's long-term viability as a going concern is dependent upon its ability to generate sufficient cash flow from operations, to obtain additional financing and to attain eventual profitability.

Results of Operations

For the fiscal year ended March 31, 2007, the Company had no revenues and pursuant to the sale of its subsidiary Roadvision, M45 had neither more debts nor receivables.

To date, M45 does not have any operations that generate revenue and does not presently have any available capital resources.

We believe that our planned growth and profitability will depend in large part on our ability to promote our Company, and to acquire key territories. Accordingly, we intend to focus our attention and investment of resources in marketing, development and exploration. If we are not successful in promoting our Company and exploiting our territories, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to: i) curtail operations significantly; ii) seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to territories, technologies or markets; or iii) explore other strategic alternatives including a merger or sale of the Company.

M45's current management has indicated a willingness, for the time being, to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company therefore believes that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements

For the year ending March 31, 2007, the Company has no off-balance sheet arrangements.

On April 6, 2007, the Company filed a Registration Statement on Form S-8, wherein the Company registered a total of 7,000,000 shares of common stock pursuant to an Employee Stock Option Plan, adopted March 26, 2007, whereby certain employees of the Company were granted the right to purchase shares of common stock of the Company at not less than 85% of the Fair Market Value of the Shares on the date of grant; provided that: (a) the Exercise Price of an ISO will be not less than 100% of the Fair Market Value of the Shares on the date of grant; and (b) the Exercise Price of any ISO granted to a Ten Percent Stockholder will not be less than 110% of the Fair Market Value of the Shares on the date of grant. Payment for the Shares purchased may be made in accordance with Section 9 of this Plan Pursuant to the S-8 filing, certain consultants were also issued shares of common stock.

ITEM 7. Financial Statements.

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm Page (12)


Consolidated Financial Statements:

     1)   Balance Sheet - March 31, 2007                               Page (13)

     2)   Statements of Operations Fiscal Years ended March 31, 2007
          and 2006, and from Date of  Inception to March 31, 2007      Page (14)

     3)   Statements of Changes in Stockholders' Equity (Deficit)
          Fiscal Years ended March 31, 2007 and 2006, and from Date
          of Inception to March 31, 2007                               Page (15)

     4)   Statements of Cash Flows Fiscal Years ended March 31, 2007
          and 2006, and from Date of Inception to March 31, 2007       Page (16)

Notes to Consolidated Financial Statements                             Page (17)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
M45 Mining Resources Inc.
(formerly Quantitative Methods Corporation)

We have audited the accompanying consolidated balance sheet of M45 Mining Resources Inc. and Subsidiary (a Nevada Development Stage Company) as of March 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended March 31, 2007 and 2006, and for the period of April 1, 2004 (date of inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M45 Mining Resources Inc. and Subsidiary as of March 31, 2007, and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years ended March 31, 2007 and 2006, and for the period of April 1, 2004 (date of inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant losses since inception. The Company has limited operations, no working capital, and has not established a source of revenue. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
July 6, 2007

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                         (expressed in Canadian dollars)



ASSETS
     Current Assets
         Cash                                               $             0
                                                            ---------------

                        Total Current Assets                              0
                                                            ---------------

TOTAL ASSETS                                                $             0
                                                            ===============

LIABILITIES & STOCKHOLDERS' (DEFICIT)
     Current Liabilities
         Accounts payable and accrued liabilities           $        25,000
         Payables due to related parties (Note 2)                         0
                                                            ---------------

                   Total Current Liabilities                         25,000

     Stockholder's Equity (Deficit)
     Common stock, $.001 par value;
         25,000,000 shares authorized;
         18,459,090 issued and outstanding (Note 3)                  18,459
         Additional paid in capital                               1,127,028
     Deficit accumulated during the
         development stage                                    (   1,170,487)
                                                            ---------------

         Total Stockholders'(Deficit)                         (      25,000)
                                                            ---------------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                 $             0
                                                            ===============








          See accompanying Notes to Consolidated Financial Statements.

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (expressed in Canadian dollars)



                                                            Year Ended            Year Ended         Date of Inception
                                                             March 31,            March 31,            to March 31,
                                                               2007                 2006                   2007
                                                          ---------------       ---------------      ----------------
SALES                                                     $             0       $             0      $              0
                                                          ---------------       ---------------      ----------------

General and administrative expenses
     Mining claim acquisition costs                               906,486                     0               906,486
     Professional fees                                             37,082                 2,557                39,638
     General and administrative                                     1,409                   756                 2,165
     Traveling and business promotion                                   0                   690                   690
     Foreign exchange fluctuation                           (          25)        (          84)        (         109)
     Bank charges                                                      61                    30                    91
     Interest on loan                                               9,286                 5,191                14,477
                                                          ---------------       ---------------      ----------------

Total general and administrative expenses                         954,299                 9,140               963,438
                                                          ---------------       ---------------      ----------------

NET INCOME (LOSS) BEFORE DISCONTINUED
          OPERATIONS        AND INCOME TAXES                (     954,299)        (       9,140)        (     963,438)
                                                          ---------------       ---------------      ----------------

     Net effect of recapitalization                                     0                     0              (124,668)
     Discontinued operations - subsidiary (Note 9)          (      15,327)        (     197,400)        (     255,997)
     Disposal of subsidiary (Note 9)                              173,616                     0               173,616
                                                          ---------------       ---------------      ----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                       (     796,010)        (     206,540)        (   1,170,487)

                                INCOME TAXES                            0                     0                     0
                                                          ---------------       ---------------      ----------------

                           NET INCOME (LOSS)              $ (     796,010)      $ (     206,540)     $  (   1,170,487)
                                                          ===============       ===============      ================

BASIC AND DILUTED INCOME (LOSS)
     PER SHARE (Note 6)
         Net income (loss) per weighted average share
         Net operating loss                               $ (         .05)      $           .00
         Discontinued operations                                      .00         (         .02)
         Disposal of subsidiary                                       .01                   .00
                                                          ---------------       ---------------
                                                          $ (         .05)      $ (         .02)

     Weighted average number of common
     shares used to compute net
     (loss) per weighted average share                         17,550,000            13,258,333
                                                          ===============       ===============




          See accompanying Notes to Consolidated Financial Statements.

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         (expressed in Canadian Dollars)



                                                                                             Deficit
                                                                                           Accumulated
                                                                       Additional            During
                                         Common Stock                    Paid-in           Development
                                  Shares         $   Amount          $   Capital        $     Stage             $    Total
                                 -----------     ---------------     ---------------    ----------------        -----------
Balance at 04/01/05                7,250,000               7,250             231,751                                239,001
   Net loss for year                                                                      (      43,269)          (  43,269)
                                 -----------     ---------------     ---------------    ----------------        -----------
Balance at 03/31/05                7,250,000               7,250             231,751      (      43,269)            195,732

   Net effect of recapitalization
   with Quantitative Methods      10,300,000              10,300      (      10,300)      (     124,668)         (  124,668)
   Net loss for year                                                                      (     206,540)         (  206,540)
                                 -----------     ---------------     ---------------    ----------------        -----------
Balance at 03/31/06               17,550,000              17,550             221,451      (     374,477)         (  135,476)

   Issuance of Explorations
   Miniere Grenville Shares          909,090                 909             905,577                   0            906,486

   Net loss for year                                                                      (     796,010)         (  796,010)
                                 -----------     ---------------     ---------------    ----------------        -----------
Balance at 03/31/07               18,459,090     $        18,459     $     1,127,028    $(    1,170,487)        $(   25,000)
                                 ===========     ===============     ===============    ===============         ===========





          See accompanying Notes to Consolidated Financial Statements.
                                       15

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (expressed in Canadian dollars)

                                                            Year Ended            Year Ended         Date of Inception
                                                             March 31,             March 31,           to March 31,
                                                               2007                  2006                  2007
                                                          ---------------       ---------------      ----------------
OPERATING ACTIVITIES
Net (Loss)                                                $ (     796,010)      $ (     206,540)     $  (   1,170,487)
Adjustment to reconcile net loss to net cash
Provided by (used in) operating activities
     Disposal of subsidiary                                      (173,616)                    0         (     173,616)
     Discontinued operations                                       15,327               197,400               255,997
     Expenses paid with stock                                     906,486                     0               906,486
   Increase (Decrease) in operating liabilities
     Changes in payables                                           20,969                 1,117                22,086
                                                          ---------------       ---------------      ----------------

                                                                  769,166               198,517             1,010,953

                              NET CASH (REQUIRED)
                          BY OPERATING ACTIVITIES           (      26,844)        (       8,023)        (     159,534)
                                                          ---------------       ---------------      ----------------

INVESTING ACTIVITIES
     Net effect of recapitalization                                     0                     0               124,668
                                                          ---------------       ---------------      ----------------

                               NET CASH PROVIDED
                          BY INVESTING ACTIVITIES           (           0)        (           0)              124,668
                                                          ---------------       ---------------      ----------------

FINANCING ACTIVITIES
     Variation of advances from related parties                    21,374                 8,023                29,396
     Net effect of recapitalization                                 5,470                     0                 5,470
                                                          ---------------       ---------------      ----------------


                                NET CASH PROVIDED
                          BY FINANCING ACTIVITIES                  26,844                 8,023                34,866
                                                          ---------------       ---------------      ----------------

                      INCREASE (DECREASE) IN CASH
                             AND CASH EQUIVALENTS                       0                     0                     0

                        CASH AND CASH EQUIVALENTS
                             AT BEGINNING OF YEAR                       0                     0                     0
                                                          ---------------       ---------------      ----------------

                        CASH AND CASH EQUIVALENTS
                                   AT END OF YEAR         $             0       $             0      $              0
                                                          ===============       ===============      ================

SUPPLEMENTAL DISCLOSURES
   OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                         $            76       $           525      $            610
     Income tax                                                         0                     0                     0

          See accompanying Notes to Consolidated Financial Statements.

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


NOTE 1:           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

     o The Company was formed under the laws of the State of Nevada on July 26, 1990 under the name of Quantitative Methods Corp., ("QTTM" or the "Company").

     o On January 8th, 1999, the Company acquired 100% ownership in Softguard Enterprises, Inc. ("Softguard"), incorporated under the laws of Canada, on June 23, 1995. The Company then discontinued operations of its subsidiary, due to lack of operations, on December 31, 2002.

     o On September 1, 2005, the Company consummated a Share Exchange Agreement and acquired 100% of Roadvision Technologies Inc.,("Roadvision"), incorporated under the Canadian Business Corporation Act on April 1, 2004. M45 acquired all of the issued and outstanding shares of Roadvision in exchange for the issuance in the aggregate of 7,250,000 of M45's shares of common stock to Roadvision Selling Shareholders. The issuance of M45's shares of common stock to Roadvision Selling Shareholders was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and to provisions of Regulation S.

     o On January 17, 2007, the Registrant entered into an Agreement with Exploration Miniere Grenville Inc. ("EMG"), a Quebec corporation, whereby EMG sold to the Registrant a total of TWO HUNDRED AND NINETY-TWO (292) mining claims located in the Matagami Mining Camp, Province of Quebec in or around designated territory 32F for the purchase price of NINE HUNDRED NINE THOUSAND AND NINETY (909,090) shares of common stock of the Registrant. Pursuant to the Agreement, the value of the mining claims represents a total of $4,500,000.

     o On January 17, 2007, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to "M45 Mining Resources Inc." (the "Name Change").

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006


NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     o On March 28, 2007, the Registrant completed execution of a COMMON STOCK PURCHASE AGREEMENT with Andre Boyer (the "Purchasers") for the sale of 100% of the issued and outstanding common stock of Roadvision Technologies Inc. a subsidiary of the Registrant.

         Nature of Business

M45 Mining Resources Inc., formerly known as Quantitative Methods, Corp. (QTTM:
OB), is a development stage Company actively involved in mineral exploration. The Company's new strategy is focused on building shareholder value through the exploration and development of mineral claims, particularly in the Matagami Mining Camp located in Quebec, Canada.

         Summary of Significant Accounting Policies

The summary of significant accounting policies of M45 is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Recently Issued Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments. In addition, in instances where a derivative would otherwise have to be bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement. The adoption of SFAS No. 155 has not materially affected the Company's reported loss, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The pronouncement establishes standards whereby servicing

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006


NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets and servicing liabilities are initially measured at fair value, where applicable. In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value. The adoption of SFAS No. 156 has not materially affected the Company's reported loss, financial condition, or cash flows.


In March, 2006, the FASB issued Interpretation No. 48, ("FIN 48") Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. The adoption of FIN 48 has not materially affected the Company's reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. The adoption of SFAS No. 157 has not materially affected the Company's reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS No. 158 has not materially affected the Company's reported loss, financial condition, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. This Statement, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an

                            M45 MINING RESOURCES INC.
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006


NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. The adoption of SFAS 123R has not materially affected the Company's reported loss, financial condition, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS 159 has not materially affected the Company's reported loss, financial condition, or cash flows.

         Basis of Accounting

The Company's consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

         Advertising Costs

The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the year ended March 31, 2007 was $0 (CAD) and $690 (CAD) for the corresponding period in 2006.

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

                 M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006



NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash and Cash Equivalents

For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2007.

            Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of March 31, 2007.

         Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Roadvision Technologies Inc. (Canadian-based company)up to the date of sale on March 28, 2007. All significant inter company balances and transactions have been eliminated upon consolidation.

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

                 M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006



NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

                 M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006



NOTE 1:    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2:           PAYABLE DUE TO RELATED PARTIES

At March 31, 2007, the Company had no payables due to related parties. Payables to related parties in the amount of $204,050 were assumed by the purchaser of Roadvision.

NOTE 3:           COMMON STOCK

The Company is authorized to issue 25,000,000 shares of $.001 par value common stock. For the periods ending March 31, 2007 and 2006, the Company had 18,459,090 and 17,550,000 shares of common stock outstanding, respectively. Included in the March 2007 figure are

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006


NOTE 3:           COMMON STOCK (continued)

909,090 shares in the process of being issued related to a transaction occurring prior to March 31, 2007.

During the quarter ended September 30, 2005, in accordance of the Share Exchange Agreement consummated between Roadvision and the Roadvision Selling Shareholders, the Company acquired all of the issued and outstanding shares of Roadvision in exchange for an aggregate of 7,250,000 of M45's shares of common stock.

NOTE 4:           RESEARCH AND DEVELOPMENT COSTS

March 31, 2007: $2,118
March 31, 2006: $108,477

NOTE 5:           ACQUISITION COSTS

On September 1, 2005, the Company completed a Share Exchange Agreement with Roadvision Technologies Inc. As a result of the exchange agreement, the business combination was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock and amounts and per share data have been retroactively restated. For accounting purposes, Roadvision was treated as the accounting acquirer and, pursuant to the March 28, 2007 sale of Roadvision, M45 will become the accounting entity as of April 1, 2007.

NOTE 6:           LOSS PER SHARE

The following is a reconciliation of the numerators of the basic income (loss) per share for the years ended March 31, 2007 and 2006.

                                                   2007            2006
         Net income (loss) available to
              common stockholder              $ (    796,010)  $(   206,540)
         Weighted average shares:
              Outstanding all year                17,550,000     13,258,333
                                              ---------------  ------------
         Basic income (loss) per share
              (based on weighted
              average shares)                 $ (        .05)  $ (      .02)
                                              ---------------  ------------

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006


NOTE 7:           INCOME TAX

The components of the provision for income taxes at March 31, 2007 are as follows:


Current - Federal                  $                0
Deferred - Federal                                  0
                                    ----------------

Income tax provision               $                0
                                    ================

A reconciliation of the consolidated income tax provision for the Company and to the amount expected using the U.S. Federal statutory rate follows:

                Expected amount using
                  U.S. Federal statutory rate        $         (273,000)
                                                       ----------------
                  Use of loss carryforwards                           0
                  Change in valuation
                  allowance                                     273,000
                                                      -----------------
                  Effective tax                      $                0
                                                       ================

Deferred tax assets (liabilities) consisted of the following at March 31, 2007.

                  Deferred tax assets

                  Net operating loss
                  carryforwards                      $          273,000
                                                       ----------------
                  Deferred tax liability                              0
                                                       ----------------
                                                                273,000
                  Valuation allowance                          (273,000)
                                                       ----------------

                  Net asset                          $                0
                                                       ================

                    M45 MINING RESOURCES INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   (formerly Quantitative Methods Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             March 31, 2007 and 2006


NOTE 7:           INCOME TAX (continued)

At March 31, 2007, the Company has net operating loss (NOL carry forwards totaling approximately $803,000 (CAD). The carry forwards begin to expire in the fiscal year 2027. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended March 31, 2007 was $273,000.

NOTE 8:           GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 1,170,487 (CAD) from inception to March 31, 2007 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business.
Management has plans to seek additional capital through equity financing. The Company's continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company becomes profitable or raises additional working capital through equity financing.

NOTE 9:  DISCONTINUED OPERATIONS/SALE OF SUBSIDIARY

The Company sold Roadvision on March 28, 2007. Accordingly the Company has recorded Roadvision's operations as discontinued operations for all periods presented.

The Company recorded a gain on sale of Roadvision. The purchaser received assets of $124,872 and assumed liabilities of Roadvision in the amount of $147,338 and liabilities of the Company in the amount of $151,150, resulting in a total gain of $173,616. Creditors, including former officers, will look to the purchaser of Roadvision for payment of amounts owed to them.

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

The development or exploitation of the Company's territories also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 8B.      OTHER INFORMATION

On January 17, 2007, the Registrant entered into an Agreement with Exploration Miniere Grenville Inc. ("EMG"), a Quebec corporation, whereby EMG sold to the Registrant a total of TWO HUNDRED AND NINETY-TWO (292) mining claims located in the Matagami Mining Camp, Province of Quebec in or around designated territory 32F for the purchase price of NINE HUNDRED NINE THOUSAND AND NINETY (909,090) shares of common stock of the Registrant. Pursuant to the Agreement, the value of the mining claims represents a total of $4,500,000. Since this represents a material event additional information was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2007.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. All directors named below will hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and have qualified. The Board of Directors elects officers to their positions, and they continue in such positions, at the discretion of the directors, absent any employment agreement, of which none currently exist. There are no agreements or understanding for any officer or director of the Company to resign at the request of another person and none of the directors and officers is acting on behalf of or will act at the direction of any other person.

     Name                      Age               Position                       Term of Office
    Andrea M. Cortellazzi       52          Chief Executive Officer             June 27, 2007 to Present
                                            Director

     Craig A Perry              48          Director                            March 28, 2007 to Present

     Gilles Ouellette           48         Secretary/Treasurer/Director
March 28, 2007 to Present


Andrea M. Cortellazzi

Andrea M. Cortellazzi is a successful businessman who has been working in New York and Montreal in the financial and stock market industry for the last 8 years. Specialized in architectural design he was previously involved in the construction business and he acquired experience in project management and operational budgeting in large agglomeration projects. He was the CEO of Coastal Holdings, Inc. (COHG.PK) from 2004 until May 2007.

Craig A. Perry

Craig A Perry is the General Manager of InMetal in Sharon MA, a leader in providing precision sheet metal fabrication and assemblies to New England's high tech industries for 57 years. He has been at the helm of this family business (started by his parents in 1945) for over 20 years. Mr. Perry holds a Bachelor of Science degree in Mechanical Engineering from the Massachusetts Institute of Technology and a Master of Business Administration degree from the University of California, Berkeley. A native of Dover, Massachusetts, Mr. Perry now lives in Walpole, Massachusetts with his wife and two children.

Gilles Ouellette

Since 1999, Mr. Gilles Ouellette has been associated with GE Capital. (Formerly Trust Street Properties, Inc, a public real estate investment trust listed on the New York Stock Exchange "TSY", and formerly CNL Restaurant properties, Inc.) Prior to joining GE, Mr. Ouellette was Vice-President Finance for Better Built Homes of Florida, with which he had been associated since 1994. He received a M.B.A from McGill University in 1998 and he has been a Florida Real Estate licensee since 1992. He serves as a Director on the Board of Inox, Inc, property management services, and he is a member of NAREIT.

Family Relationship

There are no family relationships among the directors or executive officers of M45. There are no arrangements or understandings between any two or more of our directors or executive officers.

Involvement in Certain Legal Proceedings

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

ITEM 10.      Executive Compensation.

As at March 31, 2007, no compensation was awarded to, earned by or paid to any of the Company's directors and/or executive officers for their respective services rendered to the Company, nor have they received any such compensation in the past. They were however, entitled to receive reimbursement for actual, demonstrable out-of- pocket expenses, including travel expenses, if any, made on the Company's behalf. The directors and/or officers have agreed to act without compensation until the Board of Directors adopts a plan of compensation, in accordance with their responsibilities; however this is not expected to occur until the Company has generated revenue from operations.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors or officers. None of our executive officers or directors owned any securities exercisable for or convertible into our Common Stock as of March 31, 2007.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the names of each person (including any "group") known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding common stock as of July 11,2007 (24,342,500 issued and outstanding). Each person has sole voting power and investment power with respect to all shares of common stock.

                     Name and Address    Amount and Nature of
Title of Class    of Beneficial Owner    Beneficial Ownership   Percent of Class
--------------    -------------------    --------------------   ----------------
MacGuyver Enterprises Ltd. (1)                    415,000

E.A.S. Mcquiston Holdings Ltd. (1)                390,000

Prestige International Growth Fund Ltd. (1)       350,000

Euro Holdings, Inc. (1)                         8,226,000        33.79%

55566779 (1)                                     500,000


All above mentioned Corporations are controlled by Andrea Cortellazzi. If the ownership of all corporations is added together, the total percentage ownership of Mr. Cortellazzi is 40.59 percent.

Security Ownership of Management

The following table sets forth the names of each of the directors and/or executive officers of the Company ("individually" or as a "group") to be the beneficial owner of the Company's outstanding common stock as of July 11, 2007.

Andrea M Cortellazzi Chief Executive Officer

All above mentioned Corporations are controlled by Andrea Cortellazzi. If the ownership of all corporations is added together, the total percentage ownership of Mr. Cortellazzi is 40.59 percent.

Changes of Control

There are no present arrangements that would result in changes of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

On April 6, 2007, the Company filed a Registration Statement on Form S-8, wherein the Company registered a total of 7,000,000 shares of common stock pursuant to an Employee Stock Option Plan, adopted March 26, 2007, whereby certain employees of the Company were granted the right to purchase shares of common stock of the Company at not less than 85% of the Fair Market Value of the Shares on the date of grant; provided that: (a) the Exercise Price of an ISO will be not less than 100% of the Fair Market Value of the Shares on the date of grant; and (b) the Exercise Price of any ISO granted to a Ten Percent Stockholder will not be less than 110% of the Fair Market Value of the Shares on the date of grant. Payment for the Shares purchased may be made in accordance with Section 9 of this Plan Pursuant to the S-8 filing, certain consultants were also issued shares of common stock.

ITEM 12.      Certain Relationships and Related Transactions.

Throughout our history, certain members of the Board of Directors, shareholders and general management have made loans to M45 to cover certain ordinary business expenses.

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

          (i) Articles of Incorporation of M45 Mining Resources Inc. as filed with the Nevada Secretary of State on July 16, 1990.

          (ii) Bylaws of M45 Mining Resources Inc. 14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Quarterly

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

     31.1 Certification of the Chief Executive of M45 Mining Resources Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of M45 Mining Resources Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer of M45 Mining Resources Inc. pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.      Principal Accountant Fees and Services.

The Company's fiscal year was changed from December 31 to March 31 on December 30, 2005. All Principal Accountant Fees and Services for the period through the fiscal year ended December 31, 2004 are reflected in the Company's Form 10-KSB filed with the SEC on April 11, 2005.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC (the "Principal Accountants"), for the audit of the Company's annual consolidated financial statements and review of the consolidated financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2007 and March 31, 2007 were $13,200 (USD) and $8,400 (USD), respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services rendered by the Principal Accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above for fiscal years ended March 31, 2006 and December 31, 2007 were $0 (USD) and $650(USD), respectively. Fees consisted of review and filing of 8-K.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Principal Accountants for tax compliance, tax advise, and tax planning for the fiscal years ended March 31, 2007 and March 31, 2006 were $500 (USD) and $200 (USD), respectively. Tax fees consisted of tax compliance and various tax matters.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the Principal Accountants, other than the services reported above: $0.

The percentage of hours expended (if greater than 50%), on the Principal Accountants' engagement to audit the Company's consolidated financial statements for the fiscal years ended March 31, 2007 and 2006 that were attributed to work performed by persons other than the Principal Accountants' full-time, permanent employees was 0%.

                                   SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         M45 MINING RESOURCES INC.


Dated: July 16, 2007     By: /s/ Andrea M. Cortellazzi
                       ------------------------------------------------
                       Andrea M. Cortellazzi, CEO and Director


Dated: July 16, 2007     By: /s/ Gilles Ouellette
                       ------------------------------------------------
                       Gilles Ouellette, Secretary/Treasurer,
                       Director, and Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          M45 MINING RESOURCES INC.


Dated: July 16, 2007      By: /s/ Andrea M. Cortellazzi
                        -----------------------------------------------
                        Andrea M. Cortellazzi, CEO and Director


Dated: July 16, 2007      By: /s/Gilles Ouellette
                        -----------------------------------------------
                     Gilles Ouellette, Secretary/Treasurer and Director