Form 10QSB
period 2007-06-30
M45 Mining Resources, Inc.
filed 2007-08-21
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30 2007

Commission File No. 33-55254-42

M45 Mining Resources Inc.
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 10, 2007, the issuer had 24,342,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

M45 Mining Resources Inc.

FORM 10-QSB/June 30, 2007

TABLE OF CONTENTS

INDEX			Page Number

		PART 1 - FINANCIAL INFORMATION

Item 1	-	Financial Statements

		Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	3

		Consolidated Statements of Operations for the three months
		ended June 30, 2007 and 2006 and the period of inception
		to June 30, 2007 (Unaudited)	4

		Consolidated Statements of Cash Flows for the three months
		ended June 30, 2007 and 2006 and the period of inception
		to June 30, 2007	5

		Notes to Consolidated Financial Statements (Unaudited)	6

Item 2	-	Management's Discussion and Analysis or Plan of Operation	11

Item 3	-	Controls and Procedures	13

		PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings	14

Item 2	-	Changes in Securities	14

Item 3	-	Defaults upon Senior Securities	14

Item 4	-	Submission of Matters to a Vote of Security Holders	14

Item 5	-	Other Information	14

Item 6	-	Exhibits and Reports on Form 8-K	14

PART 1 – Financial Information

Item 1 – Financial Statements

M45 MINING RESOURCES INC.
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED BALANCE SHEET
June 30, 2007
(expressed in Canadian dollars)
(unaudited)

June 30,
2007

ASSETS
Current Assets
Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES & STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	-
Payables due to related parties	183,307

Total Current Liabilities	183,307

Stockholder’s Equity (Deficit)
Common stock, $.001 par value;
25,000,000 shares authorized;
24,342,500 issued and outstanding	24,343
Additional paid in capital	1,121,145
Deficit accumulated during the
development stage	(1,328,795)

Total Stockholders’(Deficit)	(183,307)

TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT)	$-

See accompanying Notes to Consolidated Financial Statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in Canadian dollars)
(unaudited)

	Three Months Ended
	June 30,	June 30,
	2007	2006

SALES	$-	$-

General and administrative expenses
Mining claim acquisition cost	-	208
General and administrative	15,181	1,708
Professional Fees	15,293	-
Traveling and business promotion	10,510	162
Foreign exchange fluctuation	-	(323)
Rent	10,500	-
Marketing	23,106	-
Research and development costs	34,109	2,286
Investor relation	18,220	-
Bank charges	-	111
Reporting and Filing	30,023	-
Interest on loan	1,365	2,174

Total general and administrative expenses	158,307	6,326

NET LOSS	$(158,307)	$(6,326)

BASIC AND DILUTED LOSS
PER SHARE
Net income (loss) per weighted average share
Net operating loss	$(.01)	$-
Discontinued operations	-	(-)
Disposal of subsidiary	-	.-
	$-	$ (.-)

Weighted average number of common
shares used to compute net
(loss) per weighted average share	19,248,125	17,550,000

See accompanying Notes to Consolidated Financial Statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in Canadian dollars)
(unaudited)

	Three Months Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(158,307)	$(6,326)
Adjustment to reconcile net loss to net cash
Tax credit receivable	-	(214)
Depreciation	-	208
Expenses paid with stock	(5,884)	-
Provided by (used in) operating activities
Increase (Decrease) in operating liabilities
Changes in payables	(25,000)	(3,851)

NET CASH USED BY OPERATING ACTIVITIES	(189,191)	(10,183)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of Capital Stock	5,884	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,884	-

CASH FLOWS FORM FINANCING ACTIVITIES
Variation of advances from related parties	183,307	10,203
Net effect of recapitalization	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	183,307	10,203

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	-	20

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR	-	(5)

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$-	$15
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$98
Income tax	-	-

See accompanying Notes to Consolidated Financial Statements.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited consolidated financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at June 30, 2007 (unaudited) and the results of its operations for the three months ended June 30, 2007 (unaudited) and cash flows for the three months ended June 30, 2007 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2008.

These financial statements and the notes hereto should be read in conjunction with financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2007, which was filed July 16, 2007.

Nature of Operations and Continuance of Business

M45 Mining Resources Inc.’s, formerly known as Quantitative Methods, Corp. (QTTM: OB), new strategy is focused on building shareholder value through the exploration and development of mineral claims, particularly in the Matagami Mining Camp located in Quebec, Canada. The Matagami Mining Camp is known for its zinc-rich massive sulphide deposits. Initial exploratory work in the Camp can be traced back to the 1930's with Noranda's activities in the region. Ten of the eighteen deposits discovered to date have been mined and have produced a total of 3.9 Mt zinc and 0.4 Mt copper.

M45 Management believed that there were likely one or more deposits situated within the limits of the Claims due to the fact that the property is located near past producers and existing deposits. Management has commenced its first phase exploration program in early April and conducted full surveying and NI-43-101 to determine the location of potential deposits. On June 7 2007, the company received final results of the NI-43-101 reports confirming the presence of deposits. The Company intends to initiate a massive drilling program as per the geologist’s recommendation, which is contained in the report. The drilling program cost will represent a total of  $2.8 million Canadian dollars.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007

Nature of Operations and Continuance of Business (continued)

As of April 1, 2007, the Company has hired five (5) full-time consulting employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

From March 31 to July 1 2007 the Company had no revenues. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $50,000. The Company also incurred operation costs related to completing marketing material such as; Logo’s Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1 2007; the agreement is for rent, telephone, utilities and other operation support cost as a set price of $3,000 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represents an approximate total of $150,000 and were paid by control personnel and will be treated and reported as an advance from shareholder in the first quarter of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

Summary of Significant Accounting Policies

The summary of significant accounting policies of M45 is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Accounting

The Company’s unaudited consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Advertising Costs

The Company recognizes advertising expense in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the period ended March 31, 2007 and March 31, 2006 was approximately $23,000 and $0, respectively.

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

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007

 Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2007.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders’ deficit as of December 31, 2006.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company.

Concentration of Credit Risk

The Company’s exposure to credit risk is minimal.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is calculated on the estimated useful lives of the assets using the straight line depreciation method.

Development Stage Company

The Company currently has no revenues and is considered to be a development stage company under the provision of Statement of Financial Accounting Standard (“SFAS”) No. 7, "Accounting and reporting by Development Stage Enterprises."

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, income tax recoverable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

M45 Mining Resources Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007

Summary of Significant Accounting Policies (continued

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Translation gains and losses that arise from exchange rates fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions in foreign currency are translated into Canadian dollars as follows:

Monetary items at the rate prevailing at the balance sheet date;

Non-monetary items at the historical exchange rate;

Revenue and expenses that are monetary items are valued at the average rate in effect during the applicable accounting period.

Interest Rate Risk

The Company is exposed to fluctuating interest rates.

Reclassifications

Certain amounts reported in the previous year’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

Research and Development Costs

There were no expenditures for research and development activities.

M45 Mining Resources Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007

Summary of Significant Accounting Policies (continued

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

NOTE 2: PAYABLE DUE TO RELATED PARTIES

At June 30, 2007, the Company is indebted to Andrea M. Cortellazzi, a shareholder and director of the Company. The amount due to the related party is $183,307 and bears interest at 6% per annum.

NOTE 3: COMMON STOCK

The Company has authorized capital stock of 25,000,000 shares of common stock with a par value of $.001, of which 24,342,500 shares were issued and outstanding as of July 11, 2007. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $1,328,795 from inception to June 30, 2007 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

ITEM 1. - Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC"), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

Capitalization of Mineral Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred until such time as reserves are proven.  Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.  Expenditures for mining equipment are capitalized and depreciated over their useful life.

Foreign Currency Translation

The Company’s former subsidiary, Oasis, translated amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”.  At cash balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

Monetary assets and liabilities are translated into the reporting currency at the exchange rate in effect at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed.  Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date.  All exchange gains and losses are included in the determination of net income (loss) for the year.

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

Management has commenced its first phase exploration program in early April and conducted full surveying and NI-43-101 to determine the location of potential deposits. On June 7, 2007, the company received final results of the NI-43-101 reports confirming the presence of deposits. The Company intends to initiate a massive drilling program as per the geologist's recommendation, which is contained in the report. The drilling program cost will represent a total of $2.8 million Canadian dollars.

Management is currently negotiating a financing agreement with the New-York based investment broker firm “Lions Partners.” The agreement combines a $3.0 million loan to cover for the drilling program costs to be completed by end of January 2008, and a private equity placement of $2.0 million. Management forecasts a closing by end of August 2007.

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

Results of Operation

From April 1 to August 15, 2007 the Company had no revenues. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $50,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represent an approximate total of $150,000 and were paid by a control personnel and will be treated and reported as an advance from shareholder in the first quarter of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

Liquidity and Capital Resources

M45 is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $1,328,795. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

M45’s current management have indicated a willingness, for the time being, to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company therefore believes that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements

For the period ending July 30, 2007, the Company has no off-balance sheet arrangements.

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

ITEM 2. Unregistered Sales of Equity Security and Use of Proceeds.

On January 17, 2007, the Registrant entered into an Agreement with Exploration Minière Grenville Inc. (“EMG”), a Quebec corporation, whereby EMG sold to the Registrant a total of two hundred ninety-two (292) mining claims located in the Matagami Camp, Province of Quebec in or around designated territory 32F for the purchase price of nine hundred nine thousand ninety (909,090) shares of common stock of the Registrant. Pursuant to the Agreement, the value of the mining claims represents a total of $4,500,000 (CAD).

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 4. Other Information.

None

ITEM 6. Exhibits

(a) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of M45 Mining Resources Inc., as filed with the Nevada Secretary of State on July 16, 1990.

3.2
Bylaws of M45 Mining Resources Inc . 14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 17, 2004).

31.1	Certification of the Chief Executive Officer of M45 Mining Resources Inc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of M45 Mining Resources Inc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of M45 Mining Resources Inc pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of M45 Mining Resources Inc pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

(i)  The Company filed a Current Report on Form 8-K, dated June 12, 2007, with the Securities Exchange Commission reporting pursuant to Item 7.01 (Regulation FD Disclosure) the receipt of a Technical Report on its West Wind Property, dated June 8, 2007 from InnovExplo-Consulting Firm, Mines & Exploration , containing a detailed analysis of the mining claims owned by the Registrant. Pursuant to Item 9.01, Financial Statements and Exhibits, Exhibit 99, which included a Technical Report on the West Wind Property, was included with the Form 8-K filing. No financial statements were filed with this Current Report on Form 8-K.

(ii)  The Company filed a Current Report on Form 8-K, dated June 27, 2007, with the Securities Exchange Commission reporting pursuant to Item 5.01 the departure of Demitrius Manolakso from the board of directors and the election of three board members, including the appointment of Andrea M. Cortellazzi as chief executive officer and chairman of the board. No financial statements were filed with this Current Report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Dated: August 20, 2007	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer, Director, and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Dated: August 20, 2007	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Dated: August 20, 2007	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer and Director