Form 10QSB
period 2007-09-30
M45 Mining Resources, Inc.
filed 2007-11-19
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File No. 33-55254-42

M45 Mining Resources Inc.
(Name of small business issuer as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 Redpath Crescent
Montreal (Quebec) Canada H3G 2K1
(516) 596-8976
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
Yes ❑ No ☑

As of November 15, 2007, the issuer had 24,342,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❑ No ☑

M45 Mining Resources Inc.

FORM 10-QSB/September 30, 2007

TABLE OF CONTENTS

INDEX		Page Number

PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	3

	Consolidated Statements of Operations for the three months and six months ended September 30, 2007 and 2006 and from Date of Inception to September 30, 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months and six months ended September 30, 2007 and 2006 and from Date of Inception to September 30, 2007	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2 -	Management's Discusion and Analysis or Plan of Operation	12

Item 3 -	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	14

Item 2 -	Changes in Secuities	14

Item 3 -	Defaults upon Senior Securities	15

Item 4 -	Submission of matters to a Vote of Security Holders	15

Item 5 -	Other information	15

Item 6 -	Exhibits and Reports on Form 8-K	16

PART I - Financial Information

Item I - Financial Statements

M45 MINING RESOURCES INC.
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED BALANCE SHEET
September 30, 2007
(expressed in Canadian dollars)
(unaudited)

September 30,
2007

ASSETS

Current Assets
Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilites	$-
Payables due to related parties	479,814

Total Current Liabilities	479,814

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value; 55,000,000 shares
authorized, 24,342,500 shares issued and outstanding	24,343
Additional paid-in capital	1,121,145
Deficit accumulated during the development stage	(1,625,302)

Total Stockholders Equity (Deficit)	(479,814)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of the consolidatd financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in Canadian dollars)
(Unaudited)

	Three Months Ended September, 30		Six Months Ended September, 30		Date of Inception to September 30,
	2007	2006	2007	2006	2007

Sales	$-	$-	$-	$-	$-

Expenses:
Mining claim acquisition costs	-	-	-	-	-
Professional fees	83,282	9,313	98,574	9,313	906,486
General and administrative	81,853	5,253	155,777	9,243	293,850
Marketing	15,000	-	38,106	-	38,106
Research and development	86,902	-	121,012	-	123,298
Traveling and business promotion	24,534	2,267	35,044	2,429	35,734
Interest on loan	4,936	2,261	6,301	4,435	20,778
Total expenses	296,507	19,094	454,814	25,420	1,418,252

NET LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(296,507)	(19,094)	(454,814)	(25,420)	(1,418,252)

Net effect of recapitlization	-	-	-	-	(124,668)
Discontinued operations - subsidiary	-	-	-	-	(255,997)
Disposal of subsidiary	-	-	-	-	173,616

NET LOSS BEFORE INCOME TAXES	(296,507)	(19,094)	(454,814)	(25,420)	(1,625,301)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(296,507)	$(19,094)	$(454,814)	$(25,420)	$(1,625,301)

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	-	-	-	-
Disposal of subsidiary	-	-	-	-

	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of common
shares used to compute net loss
per weighted average share	24,342,500	17,550,000	24,342,500	17,550,000

The accompanying notes are an integral part of the consolidatd financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS
(expressed in Canaian dollars)
(Unaudited)

			Date of
	Six Months Ended		Inception to
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATIONS
Net loss	$(454,814)	$(25,420)	$(1,625,301)

Adjustment to reconcile net loss to net cash
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Expenses paid with stock	(5,884)	-	900,602
Tax credit receivables	-	(770)	-
Prepaid deposits	-	200	-
Depreciation	-	416	-

Increase (decrease) in operating liabilities
Changes in payables	(25,000)	(2,177)	(2,914)
Bank overdraft	-	57	-
NET CASH USED FOR OPERATING ACTIVITIES	(485,698)	(27,694)	(645,232)

CASH FLOWS FROM INVESTING ACTIVITIES

Net effect of recapitalization	-	-	124,668
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	124,668

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	5,884	-	5,884
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	479,814	27,694	509,210

NET CASH PROVIDED BY FINANCING ACTIVITIES	485,698	27,694	520,564

Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Interest	$-	$4,435	$610
Income tax	$-	$-	$-

The accompanying notes are an integral part of the consolidatd financial statements.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited consolidated financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at September 30, 2007 (unaudited) and the results of its operations for the six months ended September 30, 2007 (unaudited) and cash flows for the six months ended September 30, 2007 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six months period ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2008.

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

On October 9, 2007, M45 management finalized the acquisition of 160 mining titles covering a total area of 8,935 Hectares in the East area of the Matagami Mining Camp. The mining titles were acquired from "Miniere Grenville," a Canadian Corporation, for a total nominal consideration of One Million Two Hundred and fifty thousand dollars payable in common shares at a set price value of $ 0.20 for a total number of restricted shares of 6,250,000. This acquisition is a key milestone of the "East Wind" phase of the Company's business development program.

The mining titles are situated on the east side of Matagami Mining Camp adjacent to properties owned by Xstrada plc, the world's fifth largest diversified mining company by market capitalization. These strategic territories strengthen M45's presence in the Matagami Camp by adding a new series of high-grade potential mining titles to the Company's existing "West Wind" territories. The Matagami Mining Camp is a world-class mining district, composed of 18 known volcanogenic massive sulphide (VMS) deposits. The area is host to historical production of 8.6 billion pounds of Zinc and 853 million pounds of Copper and has established infrastructure including a railway, paved road and a 2,350 t/day mill owned by Falconbridge/Xstrada plc.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007

Nature of Operations and Continuance of Business (continued)

As of September 30, 2007, the Company has engaged five (5) consultants. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

The Company had no revenues for the period March 31, 2007 to November 1, 2007. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $50,000. The Company also incurred operation costs related to completing marketing material such as; Logo’s Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1 2007; the agreement is for rent, telephone, utilities and other operation support cost as a set price of $3,000 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represents an approximate total of $300,000 and were paid by control personnel and will be treated and reported as an advance from shareholder in the second quarter of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

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
September 30, 2007

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

 Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2007.

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
September 30, 2007

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, income tax recoverable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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
September 30, 2007

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

NOTE 2: PAYABLE DUE TO RELATED PARTIES

At September 30, 2007, the Company is indebted to Andrea M. Cortellazzi, a shareholder and director of the Company. The amount due to the related party is $ 479,814 and bears interest at 6% per annum.

NOTE 3: COMMON STOCK

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 24,342,500 shares were issued and outstanding as of November 1, 2007. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 1,625,302 from inception to September 30, 2007 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

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

On October 9, 2007, M45 management finalized the acquisition of 160 mining titles covering a total area of 8,935 Hectares in the East area of the Matagami Mining Camp. The mining titles were acquired from "Miniere Grenville," a Canadian Corporation, for a total nominal consideration of One Million Two Hundred and fifty thousand dollars payable in common shares at a set price value of $ 0.20 for a total number of restricted shares of 6,250,000. This acquisition is a key milestone of the "East Wind" phase of the Company's business development program.
On or about October 12, 2007, the Registrant received a Technical Report on the East Wind Property, dated October 5, 2007 from InnovExplo - Geologist Consulting Firm, Mines & Exploration containing a detailed analysis of the mining claims owned by the Registrant. In the report M 45 received confirmation of some anomalous Zinc rock values associated with Gold showings from diamond drill holes on its East Wind Property.

The mining titles are situated on the east side of Matagami Mining Camp adjacent to properties owned by Xstrata plc, the world's fifth largest diversified mining company by market capitalization. These strategic territories strengthen M45's presence in the Matagami Camp by adding a new series of high-grade potential mining titles to the Company's existing "West Wind" territories. The Matagami Mining Camp is a world-class mining district, composed of 18 known volcanogenic massive sulphide (VMS) deposits. The area is host to historical production of 8.6 billion pounds of Zinc and 853 million pounds of Copper and has established infrastructure including a railway, paved road and a 2,350 t/day mill owned by Falconbridge/Xstrata plc.

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

Results of Operation

The Company had no revenues for the period April 1, 2007 to November 1, 2007. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represent an approximate total of $300,000 and were paid by majority shareholder and will be treated and reported as an advance from shareholder in the first and second quarters of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations and to convert the note into equity in restricted shares.

Liquidity and Capital Resources

M45 is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $1,625,302. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

For the period ending September 30, 2007, the Company has no off-balance sheet arrangements.

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

On October 9, 2007, M45 management finalized the acquisition of 160 mining titles covering a total area of 8,935 Hectares in the East area of the Matagami Mining Camp. The mining titles were acquired from "Miniere Grenville," a Canadian Corporation, for a total nominal consideration of One Million Two Hundred and fifty thousand dollars payable in common shares at a set price value of $ 0.20 for a total number of restricted shares of 6,250,000.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

This Information Statement is furnished to holders of shares of common stock, $0.001 par value (the “Common Stock”), of M45 Mining Resources Inc. (the “Company”) to notify such stockholders that on or about August 15, 2007, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the Certificate of Amendment to increase in the number of authorized shares to 55,000,000 shares of common stock, with a par value of $0.0001. (the “Share Increase”).

The Company’s Board of Directors approved the resolutions on August 15, 2007. A Written Consent of Shareholders was executed on August 15, 2007. As of August 15, 2007, there were 24,342,500 shares of common stock issued and outstanding.

As a result of these actions, the Company will, effective upon the filing of a Certificate of Amendment with the Secretary of State of Nevada, change its authorized capital.

The Board of Directors knows of no other matters other than those described in this Information Statement which have been recently approved or considered by the holders of a majority of the shares of the Company's voting stock.

M45 MINING RESOURCES INC.’s Articles of Incorporation, as currently in effect, authorizes M45 MINING RESOURCES INC. to issue up to 55,000,000 shares of common stock, par value $0.0001 per share. The Board of Directors has increased in the number of authorized shares of the common stock of M45 MINING RESOURCES INC. The consenting shareholders holding a majority of the outstanding voting securities approved the increase and then the filing of the Amended Articles of Incorporation was completed, M45 MINING RESOURCES INC. is now authorized to issue a total of 55,000,000 shares of common stock with a par value of $0.0001.

The elimination of the need for a special meeting of the shareholders to approve the Amendment is authorized by Section 78.320 of the Nevada Revised Statutes, (the “Nevada Law”). This Section provides that the written consent of the holders of outstanding shares of voting capital stock, having not less that the minimum number of votes which would be necessary to authorize or take the action at a meeting at which all shares entitled to vote on a matter were present and voted, may be substituted for the special meeting. According to this Section 78.390 of the Nevada Law, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company's Articles of Incorporation. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the Amendment as early as possible in order to accomplish the purposes of the Company, the Board of Directors of the Company voted to utilize the written consent of the majority shareholders of the Company.

The Board of Directors of the Company has determined that all Shareholders ARE NOT REQUIRED to return their certificates to have them re-issued by the Transfer Agent.

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

(iii) The Company filed a Current Report on Form 8-K, On or about October 12, 2007, with the Securities Exchange Commission reporting pursuant to Item 7.01 (Regulation FD Disclosure) the Registrant received a Technical Report on the East Wind Property, dated October 5, 2007 from InnovExplo - Geologist Consulting Firm, Mines & Exploration containing a detailed analysis of the mining claims owned by the Registrant, was included with the Form 8-K filing. No financial statements were filed with this Current Report on Form 8-K..

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Dated: November 19, 2007	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer, Director, and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Dated: November 19, 2007	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Dated: November 19, 2007	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer and Director