Form 10QSB
period 2007-12-31
M45 Mining Resources, Inc.
filed 2008-02-20
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ❑ No ☑

As of February 15, 2008, the issuer had 24,342,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❑ No ☑

M45 Mining Resources Inc.

FORM 10-QSB/December 31, 2007

TABLE OF CONTENTS

INDEX		Page Number

PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Consolidated Balance Sheet as of December 31, 2007 (Unaudited)	3

	Consolidated Statements of Operations for the three months and nine months ended December 31, 2007 and 2006 and from Date of Inception to December 31, 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months and nine months ended December 31, 2007 and 2006 and 2006 and from Date of Inception to December 31, 2007	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2 -	Management's Discusion and Analysis or Plan of Operation	12

Item 3 -	Controls and Procedures	14

	PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	14

Item 2 -	Changes in Secuities	14

Item 3 -	Defaults upon Senior Securities	15

Item 4 -	Submission of matters to a Vote of Security Holders	15

Item 5 -	Other information	15

Item 6 -	Exhibits and Reports on Form 8-K	16

PART I - Financial Information

Item I - Financial Statements

M45 MINING RESOURCES INC.
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED BALANCE SHEET
December 31, 2007
(expressed in Canadian dollars)
(unaudited)

December 31,
2007

ASSETS

Current Assets
Cash	$-
Prepaid expense	9,684

Total Current Assets	9,684

Fixed assets, net	75,128

TOTAL ASSETS	$84,812

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilites	$-
Payables due to related parties	748,491

Total Current Liabilities	748,491

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value; 55,000,000 shares
authorized, 24,342,500 shares issued and outstanding	24,343
Additional paid-in capital	1,121,145
Deficit accumulated during the development stage	(1,809,167)

Total Stockholders Equity (Deficit)	(663,679)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,812

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in Canadian dollars)
(Unaudited)

					Date of
	Three Months Ended		Nine Months Ended		Inception to
	December 31		December 31		December 31,
	2007	2006	2007	2006	2007

Sales	$-	$-	$-	$-	$-

Expenses:
Mining claim acquisition costs	-	-	-	-	-
Professional fees	84,177	1,906	231,972	11,219	990,663
General and administrative	12,290	2,376	118,846	8,917	306,138
Marketing	4,010	-	42,116	-	42,116
Research and development	-	-	121,011	2,286	123,298
Traveling and business promotion	52,327	302	87,372	2,731	88,063
Insurance	19,676	-	19,676	-	19,676
Interest on loan	9,144	2,407	15,445	6,842	29,922
Depreciation and Amortization	2,242	208	2,242	624	2,242
Total expenses	183,866	7,199	638,680	32,619	1,602,118

NET LOSS BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	(183,866)	(7,199)	(638,680)	(32,619)	(1,602,118)

Net effect of recapitlization	-	-	-	-	(124,668)
Discontinued operations - subsidiary	-	-	-	-	(255,997)
Disposal of subsidiary	-	-	-	-	173,616

NET LOSS BEFORE INCOME TAXES	(183,866)	(7,199)	(638,680)	(32,619)	(1,809,167)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(183,866)	$(7,199)	$(638,680)	$(32,619)	$(1,809,167)

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Discontinued operations	-	-	-	-
Disposal of subsidiary	-	-	-	-

	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Weighted average number of common
shares used to compute net loss
per weighted average share	24,342,500	17,550,000	24,342,500	17,550,000

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS
(expressed in Canaian dollars)
(Unaudited)

			Date of
	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATIONS
Net loss	$(638,680)	$(32,619)	$(1,809,167)

Adjustment to reconcile net loss to net cash
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Change in receivables	1,383	-	1,383
Expenses paid with stock	(5,884)	-	900,602
Tax credit receivables	-	(1,223)	-
Prepaid deposits	(11,068)	200	(11,068)
Depreciation	2,242	624	2,242

Increase (decrease) in operating liabilities
Changes in payables	(25,000)	1,021	(2,914)
Bank overdraft	-	-	-

NET CASH USED FOR OPERATING ACTIVITIES	(677,007)	(31,997)	(836,541)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets	(63,802)	-	(63,802)
Leasehold Improvements	(13,568)	-	(13,568)
Net effect of recapitalization	-	-	124,668

NET CASH PROVIDED BY INVESTING ACTIVITIES	(77,370)	-	47,298

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	5,884	-	5,884
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	748,493	31,984	777,889

NET CASH PROVIDED BY FINANCING ACTIVITIES	754,377	31,984	789,243

Net increase in cash	-	(13)	-
Cash, beginning of period	-	(5)	-

Cash, end of period	$-	$(18)	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Interest	$-	$-	$610
Income tax	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited consolidated financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at December 31, 2007 (unaudited) and the results of its operations for the nine months ended December 31, 2007 (unaudited) and cash flows for the nine months ended December 31, 2007 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine months period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2008.

These financial statements and the notes hereto should be read in conjunction with financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2007, which was filed July 16, 2007.

Nature of Operations and Continuance of Business

M45 Mining Resources Inc.’s, new strategy is focused on building shareholder value through the exploration and development of mineral claims, particularly in the Matagami Mining Camp located in Quebec, Canada. The Matagami Mining Camp is known for its zinc-rich massive sulphide deposits. Initial exploratory work in the Camp can be traced back to the 1930's with Noranda's activities in the region. Ten of the eighteen deposits discovered to date have been mined and have produced a total of 3.9 Mt zinc and 0.4 Mt copper.

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
December 31, 2007

Nature of Operations and Continuance of Business (continued

As of April 1, 2007, the Company has hired five (5) full-time consulting employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

The Company had no revenues for the period March 31, 2007 to February 1, 2008. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo’s Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1 2007; the agreement is for rent, telephone, utilities and other operation support cost as a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represents an approximate total of $748,491 and were paid by majority control person and will be treated and reported as an advance from shareholder in the third quarter of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

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

Advertising Costs

The Company recognizes advertising expense in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.” As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the period ended December 31, 2007 and December 31, 2006 was approximately $23,000 and $0, respectively.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007

Summary of Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2007.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders’ deficit as of December 31, 2007.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company.

Concentration of Credit Risk

The Company’s exposure to credit risk is minimal.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is calculated on the estimated useful lives of the assets using the straight line depreciation method. Leasehold Improvements is calculated on the remaining lease period and using the straight line amortization method.

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
December 31, 2007

Summary of Significant Accounting Policies (continued

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, income tax recoverable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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
December 31, 2007

Summary of Significant Accounting Policies (continued

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

NOTE 2: PAYABLE DUE TO RELATED PARTIES

At December 31, 2007, the Company is indebted to Andrea M. Cortellazzi, a shareholder and director of the Company. The amount due to the related party is $ 748,491 and bears interest at 6% per annum.

NOTE 3: COMMON STOCK

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 24,342,500 shares were issued and outstanding as of November 1, 2007. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 1,809,167 from inception to December 31, 2007 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

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

During the month of December 2007 management has instigated series of discussions with various investment groups in regards to an investment in equity for an amount between $5 to $10 million. The company is now negotiating the terms with 2 selected firms one located in New York, and with a European investment group and anticipates positive results by middle of March 2008.

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

Results of Operation

The Company had no revenues for the period April 1, 2007 to February 1, 2008. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. Through December 31, 2007, the Company’s majority shareholder has advanced the Company $748,491 to cover these operating costs. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations and to convert the note into equity in restricted shares.

Liquidity and Capital Resources

M45 is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $1,809,167. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

For the period ending December 31, 2007, the Company has no off-balance sheet arrangements.

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

Date: February 19, 2008	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Date: February 19, 2008	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer, and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Date: February 19, 2008	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Date: February 19, 2008	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer