Form 10QSB/A
period 2007-06-30
M45 Mining Resources, Inc.
filed 2008-06-30
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

As of June 25, 2008, the issuer had 37,241,530 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❑ No ☑

M45 Mining Resources Inc.

FORM 10-QSB/A
June 30, 2007

EXPLANTORY NOTE

M45 Mining Resources, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-QSB/A for its fiscal quarterly period ended June 30, 2007, originally filed with the US Securities and Exchange Commission (“SEC”) on August 21, 2007 (the “Original Filing”), to amend and restate its consolidated balance sheet and consolidated statements of operations and cash flows for the three month periods ended June 30, 2007, to correct the following error in its consolidated statement of operations previously filed:

The Company issued 7,000,000 ($.475) shares of its common stock to officers, directors, and employees under its 2007 Employee and Consultant Stock Incentive Plan filed with the SEC on Form S-8 on April 6, 2007. This restatement corrects general and administrative expenses and deficit accumulated during the development stage.
The issuance of the 7,000,000 common shares increased net loss for the quarterly period ended June 30, 2007 by approximately $3.3 million; deficit accumulated during development stage increased by the same amount.

This Amended Report also reflects a regrouping of certain expense items, originally listed in detail in the statement of operations included with the Form 10-QSB filed for the quarter ended June 30, 2007 (and quarters prior to June 30, 2007), to reflect a more natural grouping of expenses by functional categories. Both quarters, June 30, 2007 and June 30, 2006, have been restated to reflect the new, functional grouping of expense items previously reported in detail in the statement of operations. This regrouping of detailed expense items into the new functional categories had no affect on the statement of operations for either of the two quarterly periods ended June 30, 2007 and 2006.

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement and the regrouping of expense items into new, functional categories in this Amended Report. According, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time the Original Filing.

The following items have been amended as a result of the restatement.

Part I.	Item 1.	Financial Statements (Unaudited):
Consolidated Balance Sheet – June 30, 2007 (as restated)
Consolidated Statement of Operations – Three months ended June 30, 2007 (as restated),
June 30, 2006, and Inception to June 30, 2007 (as restated)
Consolidated Statement of Cash Flows – Three months ended June 30, 2007 (as restated),
June 30, 2006, and Inception to June 30, 2007 (as restated)
Notes to Consolidated Financial Statements
	Item 2.	Management Discussion and Plan of Operation
	Item 3.	Controls and Procedures

Part II. Item 6. Exhibits

This Quarterly Report on Form 10-QSB/A should be read in conjunction with our filings on Form 10-QSB/A for the quarterly periods ended September 30, 2007 and December 31, 2007, respectively, and our Form 10-KSB, which we are filing concurrently with this Amended Report, as well as our Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

PART I - Financial Information

Item I - Financial Statements

M45 MINING RESOURCES INC.
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED BALANCE SHEET
June 30, 2007
(expressed in Canadian dollars)
(unaudited)

June 30,
2007
(As Restated,
See Note 1.A)

ASSETS

Current Assets
Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$-
Payables due to related parties	183,307

Total Current Liabilities	183,307

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value; 25,000,000 shares authorized, 25,459,090 shares issued and outstanding	25,459
Additional paid-in capital	4,439,145
Deficit accumulated during the development stage	(4,647,911)

Total Stockholders Equity (Deficit)	(183,307)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in Canadian dollars)
(Unaudited)

	Three Months Ended June, 30		Date of Inception to June 30,
	2007	2006	2007
	(As Restated, See Note 1.A)		(As Restated, See Note 1.A)

Sales	$-	$-	$-

Expenses:
Mining claim acquisition costs	-	208	906,486
General and administrative	3,418,844	3,944	3,461,319
Marketing	23,106	-	23,106
Research and development	34,109	-	34,109
Interest on loan	1,365	2,174	15,842

Total expenses	3,477,424	6,326	4,440,862

NET LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(3,477,424)	(6,326)	(4,440,862)

Net effect of recapitalization	-	-	(124,668)
Discontinued operations - subsidiary	-	-	(255,997)
Disposal of subsidiary	-	-	173,616

NET LOSS BEFORE INCOME TAXES	(3,477,424)	(6,326)	(4,647,911)

INCOME TAXES	-	-	-

NET LOSS	$(3,477,424)	$(6,326)	$(4,647,911)

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$(0.14)	$(0.00)
Discontinued operations	-	-
Disposal of subsidiary	-	-

	$(0.14)	$(0.00)
Weighted average number of common shares used to compute net loss per weighted average share	25,459,090	17,550,000

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS
(expressed in Canadian dollars)
(Unaudited)

			Date of
	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2007	2006	2007
	(As Restated,		(As Restated,
	See Note 1.A)		See Note 1.A)

CASH FLOWS FROM OPERATIONS
Net loss	$(3,477,424)	$(6,326)	$(4,647,911)

Adjustment to reconcile net loss to net cash
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Expenses paid with stock	(5,883)	-	900,603
Employee Stock Option Plan	3,319,117		3,319,117
Tax credit receivables	-	(214)	-
Prepaid deposits	-	-	-
Depreciation	-	208	-

Increase (decrease) in operating liabilities
Changes in payables	(25,000)	(3,851)	(2,914)
Bank overdraft	-	-	-
NET CASH USED FOR OPERATING ACTIVITIES	(189,190)	(10,183)	(348,724)

CASH FLOWS FROM INVESTING ACTIVITIES

Net effect of recapitalization	-	-	124,668
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	124,668

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	5,883	-	5,883
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	183,307	10,203	212,703
NET CASH PROVIDED BY FINANCING ACTIVITIES	189,190	10,203	224,056

Net increase in cash	-	20	-
Cash, beginning of period	-	(5)	-

Cash, end of period	$-	$15	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest	$-	$4,435	$610
Income tax	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited consolidated financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at June 30, 2007 (unaudited) and the results of its operations for the three months ended June 30, 2007 (unaudited) and cash flows for the tree months ended June 30, 2007 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2008.

These financial statements and the notes hereto should be read in conjunction with financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2007, which was filed July 16, 2007

Nature of Operations and Continuance of Business

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

From March 31 to July 1 2007 the Company had no revenues. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $ 50,000. The Company also incurred operation costs related to completing marketing material such as; Logo’s Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1 2007; the agreement is for rent, telephone, utilities and other operation support cost as a set price of $ 3,000 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represents an approximate total of $ 150,000 an were paid by control position and will be treated and reported as an advance from shareholder in the first quarter of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

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

Advertising Costs
The Company recognizes advertising expense in accordance with Statement of Position 93-7, “Reporting on Advertising Costs”. As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the period ended March 31, 2007 was $20,988 and $0 for period ending March 31, 2006.

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

Foreign Currency Translation

The Company’s functional currency is the CAN dollars. Translation gains and losses that arise from exchange rates fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transactions in foreign currency are translated into CAN dollars as follows:

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

NOTE 1A: RESTATEMENT

This Amendment to the Company’s Form 10-QSB, which was filed on August 21, 2007, restates the consolidated statements of operations, consolidated balance sheet, and consolidated statements of cash flows for the three months ended June 30, 2007 to correct the following error in the consolidated statements of operations previously filed:
The Company did not reflect compensation expense for 7,000,000 shares of common stock issued pursuant to its 2007 Employee and Consultant Stock Incentive Plan filed with the SEC on Form S-8 on April 6, 2007. The effect of the correction of this error was to increase the Company’s reported general and administrative expenses, total expenses, and net loss for the three months ended June 30, 2007 by $3,319,116.

Also, the Company regrouped certain expense items, previously reported in detail in the statements of operations filed with the Form 10-QSB for the quarterly period ended June 30, 2007 (and all prior reporting periods), into a more natural grouping of expenses by functional categories. Both quarterly periods ended June 30, 2007 and 2006 have been restated to reflect this regrouping of expense items into the new functional categories. This regrouping of detailed expense items into the new, functional categories had no affect on the statements of operations for either of the two quarterly periods ended June 30, 2007 and 2006.

The following table presents the effect of restatement on the consolidated balance sheet and consolidated statements of operations.

	Balance Sheet at June 30, 2007
	Originally	Restatment
	Reported	Adjustment	Restatement
Total assets	$-	$-	$-

Total liabilities and stockholders' (deficit)	$(183,307)	$(183,307)	-

Deficit accumulated during development stage	$(1,328,795)	$(3,319,116)	$(4,647,911)

	Statements of Income: Three Months Ended June 30, 2007
	Originally	Restatment
	Reported	Adjustment	Restatement
Sales	$-	$-	$-
Mining claim acquisiton costs	-	-	-
General and administrative expenses	99,728	3,319,116	3,418,844
Marketing	23,106	-	23,106
Research and development	34,109	-	34,109
Interest on loans	1,365	-	1,365
Total expenses	158,308	3,319,116	3,477,424
Net loss	158,308	3,319,116	3,477,424

Basic and diluted loss per share	$(0.01)	$(0.13)	$(0.14)

Weighted average common shares outstanding	19,248,125	6,210,965	25,459,090

NOTE 1A: RESTATEMENT (Continued)

The following table presents the effect of the restatement on the consolidated statement of cash flows.

	Statements of Cash Flows
	Three Months Ended June 30, 2007			Inception to June 30, 2007
	Originally	Restated		Originally	Restated
	Reported	Adjustment	Restatement	Reported	Adjustment	Restatement
Cash flows from operating activities
Net loss	$(158,307)	$(3,319,117)	$(3,477,424)	$(1,328,794)	$(3,319,117)	$(4,647,911)
Adjustments to reconcile net loss used by operations
Disposal of subsidiary				(173,616)	-	(173,616)
Discontinued operations				255,997	-	255,997
Expenses paid with stock	(5,884)	1	(5,883)	900,603	-	900,603
Employee stock option plan	-	3,319,117	3,319,117	-	3,319,117	3,319,117
Changes in payables	(25,000)	-	(25,000)	(2,914)	-	(2,914)
Net cash used by operating activities	(189,191)	1	(189,190)	(348,724)	-	(348,724)

Cash flows from investing activities
Net effect of recapitalization				124,668		124,668
Net cash provided by investing activities	-	-	-	124,668	-	124,668

Cash flows from financing activities
Issance of common stock	5,884	(1)	5,883	5,883	-	5,883
Net effect of recapitalization	-	-	-	5,470	-	5,470
Advances from related party,net	183,307	-	183,307	212,703	-	212,703
Net cash provided by financing activities	189,191	(1)	189,190	224,056	-	224,056

Net increase in cash	-	-	-	-	-	-
Cash, beginning of period	-	-	-	-	-	-
Cash, end of period	$-	$-	$-	$-	$-	$-

NOTE 2: PAYABLE DUE TO RELATED PARTIES

At June 30, 2007, the Company is indebted to Andrea M. Cortellazzi, a shareholder and director of the Company. The amount due to the related party is $183,307 and bears interest at 6% per annum.

NOTE 3: COMMON STOCK

The Company has authorized capital stock of 25,000,000 shares of common stock with a par value of $.001, of which 37,241,530 shares were issued and outstanding as of June 25, 2008. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES".

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $4,647,911 from inception to June 30, 2007 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

ITEM 1: Critical Accounting Policies

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

Foreign Currency Translation

The Company’s former subsidiary, Oasis, translated amounts from its functional currency, Canadian dollars, to the reporting currency, United States dollars, in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”.  At cash balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give

Foreign Currency Translation (continued)

rise to a foreign currency translation adjustment accounted for as a separate component of stockholders’ deficiency and included in comprehensive loss.

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

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

EFFECTS OF RESTATEMENT

This Management’s Discussion and Analysis or Plan of Operations discussion has been revised to reflect the effects of the restatement described in Note 1.A to the accompanying consolidated financial statements.

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

Management has commenced its first phase exploration program in early April and conducted full surveying and NI-43-101 to determine the location of potential deposits. On June 7 2007, the company received final results of the NI-43-101 reports confirming the presence of deposits. The Company intends to initiate a massive drilling program as

Overview (continued)

Business of Issuer (continued)

per the geologist's recommendation, which is contained in the report. The drilling program cost will represent a total of $ 2.8 million Canadian.

Management is currently negotiating a financing agreement with the New-York based investment broker firm “Lions Partners”. The agreement combines a 3 million dollar loan to cover for the drilling program costs to be completed by end of January 2008, and a private equity placement of 2 million.
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

Results of Operation

From April 1 to August 15, 2007 the Company had no revenues. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $ 50,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $ 3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represent an approximate total of $ 150,000 and were paid by a control person and will be treated and reported as an advance from shareholder in the first quarter of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

Liquidity and Capital Resources

M45 is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $ 4,647,911. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based on the restatement of these financial statements for the period ended June 30, 2007, due to a communication issue, which occurred as a result of a change in outside financial consultants, that created an error in the proper recording of stock-based compensation for employees, our chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2007. Management has implemented changes in accounting procedures to help ensure the completeness and accuracy of recording stock-based compensation for employees and non-employees.

PART II. OTHER INFORMATION

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

ITEM 5. Other Information.

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

Dated: June 27, 2008	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Dated: June 27, 2008	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer,
and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Dated: June 27, 2008	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Dated: June 27, 2008	By:	/s/Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer