Form 10QSB/A
period 2007-09-30
M45 Mining Resources, Inc.
filed 2008-06-30
CIK 894561

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

M45 Mining Resources Inc.

FORM 10-QSB/September 30, 2007

EXPLANTORY NOTE

M45 Mining Resources, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-QSB/A for its fiscal quarterly period ended September 30, 2007, originally filed with the US Securities and Exchange Commission (“SEC”) on November 19, (the “Original Filing”), to amend and restate its consolidated balance sheet and consolidated statements of operations and cash flows for the six month period ended September 30, 2007, to correct the following error in its consolidated statement of operations previously filed:

In the quarter ended June 30, 2007, the Company issued 7,000,000 ($.475) shares of its common stock to officers, directors, and employees under its 2007 Employee and Consultant Stock Incentive Plan filed with the SEC on Form S-8 on April 6, 2007. This restatement corrects general and administrative expenses and deficit accumulated during the development stage for the six month period ended September 30, 2007.

The issuance of the 7,000,000 common shares increased net loss for the six month period ended September 30, 2007 by approximately $3.3 million; deficit accumulated during development stage increased by the same amount. This error in failure to record stock based compensation associated with the issuance of 7,000,000 shares of common stock to officers, directors, and employees had no affect on the three month period ended September 30, 2007.

This Amended Report also reflects a regrouping of certain expense items, originally listed in detail in the statement of operations included with the Form 10-QSB filed for the quarter ended September 30, 2007 (and quarters ended prior to September 30, 2007), to reflect a more natural grouping of expenses by functional categories. All periods included in this Amended Report have been restated to reflect the new, functional grouping of expense items previously reported in detail in the statement of operations. This regrouping of detailed expense items into the new functional categories had no affect on the statement of operations for any of the reporting periods included in this Amended Report.

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
Consolidated Balance Sheet – September 30, 2007 (as restated)

Consolidated Statement of Operations – Three and six month periods ended September 30, 2007 (as restated) , three and six month periods ended September 30, 2006, and Inception to September 30, 2007 (as restated)

Consolidated Statement of Cash Flows –Six months ended September 30, 2007 (as restated),
September 30, 2006, and Inception to September 30, 2007 (as restated)
Notes to Consolidated Financial Statements
	Item 2.	Management Discussion and Plan of Operation
	Item 3.	Controls and Procedures

Part II.	Item 6.	Exhibits

This Quarterly Report on Form 10-QSB/A should be read in conjunction with our filings on Form 10-QSB/A for the quarterly period ended June 30, 2007 (Amended Report) and December 31, 2007, respectively, and our Form 10-KSB, which we are filing concurrently with this Amended Report, as well as our Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

PART I - Financial Information

Item I - Financial Statements

M45 MINING RESOURCES INC.
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED BALANCE SHEET
September 30, 2007
(expressed in Canadian dollars)
(unaudited)

September 30,
2007
(As Restated,
See Note 1.A)
ASSETS

Current Assets
Cash	$-
Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilites	$-
Payables due to related parties	479,814

Total Current Liabilities	479,814

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value; 25,000,000 shares authorized, 25,459,090 shares issued and outstanding	25,459
Additional paid-in capital	4,439,145
Deficit accumulated during the development stage	(4,944,418)

Total Stockholders Equity (Deficit)	(479,814)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in Canadian dollars)
(Unaudited)

					Date of
	Three Months Ended		Six Months Ended		Inception to
	September, 30		September, 30		September 30,
	2007	2006	2007	2006	2007
	(As Restated,		(As Restated,		(As Restated,
	See Note 1.A)		See Note 1.A)		See Note 1.A)

Sales	$-	$-	$-	$-	$-

Expenses:
Mining claim acquisition costs	-	-	-	-	906,486
General and administrative	190,786	16,833	3,608,512	20,985	3,648,701
Marketing	15,000	-	38,106	-	38,106
Research and development	86,902	-	121,012	-	123,298
Interest on loan	4,936	2,261	6,301	4,435	20,778
Total expenses	297,624	19,094	3,773,931	25,420	4,737,369

NET LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(297,624)	(19,094)	(3,773,931)	(25,420)	(4,737,369)

Net effect of recapitlization	-	-	-	-	(124,668)
Discontinued operations - subsidiary	-	-	-	-	(255,997)
Disposal of subsidiary	-	-	-	-	173,616

NET LOSS BEFORE INCOME TAXES	(297,624)	(19,094)	(3,773,931)	(25,420)	(4,944,418)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(297,624)	$(19,094)	$(3,773,931)	$(25,420)	$(4,944,418)

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$(0.01)	$(0.00)	$(0.15)	$(0.00)
Discontinued operations	-	-	-	-
Disposal of subsidiary	-	-	-	-

	$(0.01)	$(0.00)	$(0.15)	$(0.00)
Weighted average number of common shares used to compute net loss per weighted average share	25,459,090	17,550,000	25,459,090	17,550,000

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS
(expressed in Canaian dollars)
(Unaudited)

			Date of
	Six Months Ended		Inception to
	September 30,	September 30,	September 30,
	2007	2006	2007
	(As Restated,		(As Restated,
	See Note 1.A)		See Note 1.A)
CASH FLOWS FROM OPERATIONS
Net loss	$(3,773,931)	$(25,420)	$(4,944,418)

Adjustment to reconcile net loss to net cash
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Expenses paid with stock	(5,883)	-	900,603
Employee Stock Option Plan	3,319,117		3,319,117
Tax credit receivables	-	(770)	-
Prepaid deposits	-	200	-
Depreciation	-	416	-

Increase (decrease) in operating liabilities
Changes in payables	(25,000)	(2,177)	(2,914)
Bank overdraft	-	57	-
NET CASH USED FOR OPERATING ACTIVITIES	(485,697)	(27,694)	(645,231)

CASH FLOWS FROM INVESTING ACTIVITIES

Net effect of recapitalization	-	-	124,668
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	124,668

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	5,883	-	5,883
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	479,814	27,694	509,210
NET CASH PROVIDED BY FINANCING ACTIVITIES	485,697	27,694	520,563

Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Interest	$-	$4,435	$610
Income tax	$-	$-	$-

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
September 30, 2007

Summary of Significant Accounting Policies (continue)

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
September 30, 2007

Summary of Significant Accounting Policies (continued)

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

M45 Mining Resources Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007

Summary of Significant Accounting Policies (continue)

Foreign Currency Translation (continued)

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

NOTE 1A: RESTATEMENT

This Amendment to the Company’s Form 10-QSB, which was filed on November 19, 2007, restates the consolidated statements of operations, consolidated balance sheet, and consolidated statements of cash flows for the Six months ended September 30, 2007 to correct the following error in the consolidated statements of operations previously filed: The Company did not reflect compensation expense for 7,000,000 shares of common stock issued pursuant to its 2007 Employee and Consultant Stock Incentive Plan filed with the SEC on Form S-8 on April 6, 2007. The effect of the correction of this error was to increase the Company’s reported general and administrative expenses, total expenses, and net loss for the three months ended June 30, 2007 by $3,319,116. This reporting error had no affect on the results reported for the three month period ended September 30, 2007.

Also, the Company regrouped certain expense items, previously reported in detail in the statements of operations filed with the Form 10-QSB for the quarterly period ended June 30, 2007 (and all prior reporting periods), into a more natural grouping of expenses by functional categories. All periods included in this Amended Report have been restated to reflect this regrouping of expense items into the new functional categories. This regrouping of detailed expense items into the new, functional categories had no affect on the statements of operations for three and six month periods ended September 30, 2007 and 2006 and inception to September 30, 2007.

The following table presents the effect of restatement on the consolidated balance sheet.

	Balance Sheet at June 30, 2007
	Originally Reported	Restatment Adjustment	Restatement

Total assets	$-	$-	$-

Total liabilities and stockholders' (deficit)	$(183,307)	$(183,307)	-

Deficit accumulated during development stage	$(1,328,795)	$(3,319,116)	$(4,647,911)

NOTE 1A: RESTATEMENT (Continued)

The following table presents the effect of restatement on the consolidated statement of operations.

	Statement of Operations
	Six Months Ended September 30, 2007			Inception to September 30, 2007
	Originally Reported	Restated Adjustment	Restatement	Originally Reported	Restated Adjustment	Restatement
Sales	$-	$-	$-	$-	$-	$-
Expenses:
Mining claim acquisition costs	-			906,486	-	906,486
General and administrative	289,395	3,319,116	3,608,512	331,956	3,319,116	3,651,072
Marketing	38,106		38,106	123,298		123,298
Research and development	121,012	-	121,012	35,734	-	35,734
Interest on loan	6,301		6,301	20,778		20,778
Total expenses	454,814	3,319,116	3,773,931	1,418,252	3,319,116	4,737,369
Net loss before discontinued operations	(454,814)	(3,319,116)	(3,773,931)	(1,418,252)	(3,319,116)	(4,737,369)
Net effect of recapitization				(124,668)		(124,668)
Discontinued operations-subsidiary				(255,997)		(255,997)
Disposal of subsidiary				173,616		173,616
Net loss	(454,814)	(3,319,116)	(3,773,931)	(1,625,301)	(3,319,116)	(4,944,418)

Basic and Diluted loss per share
Net loss per weighted average share
Net operating loss	$(0.02)	$(2.97)	$(0.15)
Discontinued operations	-
Disposal of subsidiary	-
	$(0.02)	$(2.97)	$(0.15)
Weighted average snumber of common shares used to compute net loss per weighted average shares	24,342,500	1,116,590	25,459,090

NOTE 1A: RESTATEMENT (Continued)

The following table presents the effect of the restatement on the consolidated statement of cash flows.

	Six Months Ended September 30, 2007			Inception to September 30, 2007
	Originally Reported	Restated Adjustment	Restatement	Originally Reported	Restated Adjustment	Restatement
Cash flows from operating activities
Net loss	$(454,814)	$(3,319,117)	$(3,773,931)	$(1,625,301)	$(3,319,117)	$(4,944,418)
Adjustments to reconcile net loss used by operations
Disposal of subsidiary	-			(173,616)	-	(173,616)
Discontinued operations	-			255,997	-	255,997
Expenses paid with stock	(5,884)		(5,884)	900,602	-	900,602
Employee stock option plan	-	3,319,117	3,319,117		3,319,117	3,319,117
Tax credit receivables	-	-	-	-	-	-
Prepaid deposits	-
Depreciation	-
Increase (decrease) in operating liabilities
Changes in payables	(25,000)		(25,000)	(2,914)		(2,914)
Net cash used by operating activities	(485,698)	-	(485,698)	(645,232)	-	(645,232)
Cash flows from investing activities
Net effect of recapitalization				124,668		124,668
Net cash provided by investing activities	-	-	-	124,668	-	124,668
Cash flows from financing activities
Issuance of common stock	5,884	-	5,884	5,884	-	5,884
Net effect of recapitalization	-	-	-	5,470	-	5,470
Advances from related party,net	479,814	-	479,814	509,210	-	509,210
Net cash provided by financing activities	485,698	-	485,698	520,564	-	520,564
Net increase in cash	-	-	-	-	-	-
Cash, beginning of period	-	-	-	-	-	-
Cash, end of period	$-	$-	$-	$-	$-	$-
Supplemental disclosures of cash information
Interest	$-	$-	$-	$610	$-	$610

NOTE 2: PAYABLE DUE TO RELATED PARTIES

At September 30, 2007, the Company is indebted to Andrea M. Cortellazzi, a shareholder and director of the Company. The amount due to the related party is $ 479,814 and bears interest at 6% per annum.

NOTE 3: COMMON STOCK

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 37,241,530 shares were issued and outstanding as of June 25, 2007. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 4,944,418 from inception to September 30, 2007 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

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

ITEM 1. - Critical Accounting Policies (continue)

Foreign Currency Translation (continue)

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

Overview (continued)

Business of Issuer (continued)

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

Liquidity and Capital Resources

M45 is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $4,944,418. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon several factors; including the ability to attain profitable business operations and generate a positive cash flow. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the next six month period. There can be no assurance that equity financings will be available to the Company in the future that will be obtained on terms

Liquidity and Capital Resources (continued)

satisfactory to the Company. In the event that the Company’s efforts to obtain such financing prove unsuccessful, the Company may be required to abandon its current business goals and cease operations.

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

Based on the restatement of these financial statements for the period ended September 30, 2007, due a communication issue that occurred during the quarter ended June 30, 2007, which occurred as a result of a change in outside financial consultants, that created an error in the proper recording of stock-based compensation for employees, our chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2007 and September 30, 2007. As discussed in our Amended Report for the quarter ended June 30, 200, management has implemented changes in accounting procedures to help ensure the completeness and accuracy of recording stock-based compensation for employees and non-employees. The June restatement had no affect on the financial results reported for the three month period ended September 30, 2007.

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

ITEM 4. Submission of Matters to a Vote of Security Holders (continued).

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
Gilles Ouellette, Secretary/Treasurer