Form 10QSB/A
period 2007-12-31
M45 Mining Resources, Inc.
filed 2008-06-30
CIK 894561

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

M45 Mining Resources Inc.

FORM 10-QSB/December 31, 2007

EXPLANTORY NOTE

M45 Mining Resources, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-QSB/A for its fiscal quarterly period ended December 31, 2007, originally filed with the US Securities and Exchange Commission (“SEC”) on February 20, 2008 (the “Original Filing”), to amend and restate its consolidated balance sheet and consolidated statements of operations and cash flows for the nine month period ended December 31, 2007, to correct the following errors in its consolidated statement of operations previously filed:

In the quarter ended June 30, 2007, the Company issued 7,000,000 ($.475) shares of its common stock to officers, directors, and employees under its 2007 Employee and Consultant Stock Incentive Plan filed with the SEC on Form S-8 on April 6, 2007. In the quarter ended December 31, 2007, the Company issued 6,250,000 shares of common stock to finalize the acquisition of 160 mining titles for a value of $1.250 million. The Company included the disclosure in the footnotes to the financial statements; however, the Company did not include the transaction in its financial statements for the quarter ended December 31, 2007.This restatement corrects general and administrative expenses, mining acquisition costs, and deficit accumulated during the development stage for the nine month period ended September 30, 2007.

The issuance of the 7,000,000 common shares increased net loss for the nine month period ended December 31, 2007 by approximately $3.3 million; deficit accumulated during development stage increased by the same amount. The issuance of 6,250,000 common shares increased net loss by approximately $1.250 million in the three month and nine month periods ended December 31, 2007, respectively, and the deficit accumulated during development stage increased by the same amount. The error in failure to record stock based compensation associated with the issuance of 7,000,000 shares of common stock to officers, directors, and employees had no affect on the three month period ended December 31, 2007.

This Amended Report also reflects a regrouping of certain expense items, originally listed in detail in the statement of operations included with the Form 10-QSB filed for the quarter ended December 31, 2007 (and quarters ended prior to December 31, 2008), to reflect a more natural grouping of expenses by functional categories. All periods included in this Amended Report have been restated to reflect the new, functional grouping of expense items previously reported in detail in the statement of operations. This regrouping of detailed expense items into the new functional categories had no affect on the statement of operations for any of the reporting periods included in this Amended Report.

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
Consolidated Balance Sheet – December 31, 2007 (as restated)

Consolidated Statement of Operations – Three and nine month periods ended December 31, 2007 (as restated) ,three and nine month periods ended December 31, 2007, December 31, 2006,and Inception to December 31, 2007 (as restated)

Consolidated Statement of Cash Flows –Nine months ended December 31, 2007 (as restated),
December 31, 2006, and Inception to December 31, 2007 (as restated)
Notes to Consolidated Financial Statements
	Item 2.	Management Discussion and Plan of Operation
	Item 3.	Controls and Procedures

Part II.	Item 6.	Exhibits

EXPLANTORY NOTE (Continued)

This Quarterly Report on Form 10-QSB/A should be read in conjunction with our filings on Form 10-QSB/A for the quarterly period ended June 30, 2007 (Amended Report) and September 30, 2007 (Amended Report), respectively, and our Form 10-KSB, which we are filing concurrently with this Amended Report, as well as our Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

PART I - Financial Information

Item I - Financial Statements

M45 MINING RESOURCES INC.
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED BALANCE SHEET
December 31, 2007
(expressed in Canadian dollars)
(unaudited)

December 31,
2007
(As Restated
See Note 1.A)
ASSETS

Current Assets
Cash	$-
Prepaid expense	9,684

Total Current Assets	9,684

Fixed assets, net	75,128

TOTAL ASSETS	$84,812

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilites	$-
Payables due to related parties	748,491

Total Current Liabilities	748,491

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value; 55,000,000 shares authorized, 31,709,090 shares issued and outstanding	31,709
Additional paid-in capital	5,682,896
Deficit accumulated during the development stage	(6,378,284)

Total Stockholders Equity (Deficit)	(663,679)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,812

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in Canadian dollars)
(Unaudited)
					Date of
	Three Months Ended		Nine Months Ended		Inception to
	December 31		December 31		December 31,
	2007	2006	2007	2006	2007
	(As Restated, See		(As Restated, See		(As Restated, See
	Note1.A)		Note1.A)		Note1.A)

Sales	$-	$-	$-	$-	$-

Expenses:
Mining claim acquisition costs	1,250,000	-	1,250,000	-	2,156,486
General and administrative	168,470	4,584	3,776,983	22,867	3,817,171
Marketing	4,010	-	42,116	-	42,116
Research and development	-	-	121,011	2,286	123,298
Interest on loan	9,144	2,407	15,445	6,842	29,922
Depriciation and Amortization	2,242	208	2,242	624	2,242
Total expenses	1,433,866	7,199	5,207,797	32,619	6,171,235

NET LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(1,433,866)	(7,199)	(5,207,797)	(32,619)	(6,171,235)

Net effect of recapitlization	-	-	-	-	(124,668)
Discontinued operations - subsidiary	-	-	-	-	(255,997)
Disposal of subsidiary	-	-	-	-	173,616

NET LOSS BEFORE INCOME TAXES	(1,433,866)	(7,199)	(5,207,797)	(32,619)	(6,378,284)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,433,866)	$(7,199)	$(5,207,797)	$(32,619)	$(6,378,284)

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$(0.05)	$(0.00)	$(0.19)	$(0.00)
Discontinued operations	-	-	-	-
Disposal of subsidiary	-	-	-	-

	$(0.05)	$(0.00)	$(0.19)	$(0.00)
Weighted average number of common shares used to compute net loss per weighted average share	27,021,590	17,550,000	27,021,590	17,550,000

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS
(expressed in Canaian dollars)
(Unaudited)

			Date of
	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2007	2006	2007
	(As Restated, See		(As Restated, See
	Note 1.A)		Note 1.A)

CASH FLOWS FROM OPERATIONS
Net loss	$(5,207,797)	$(32,619)	$(6,378,284)

Adjustment to reconcile net loss to net cash
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Mining Title rights	1,250,000	-	1,250,000
Employee Stock Option Plan	3,319,117	-	3,319,117
Change in receivables	1,383	-	1,383
Expenses paid with stock	(5,884)	-	900,602
Tax credit receivables	-	(1,223)	-
Prepaid deposits	(11,068)	200	(11,068)
Depreciation	2,242	624	2,242

Increase (decrease) in operating liabilities
Changes in payables	(25,000)	1,021	(2,914)
Bank overdraft	-	-	-

NET CASH USED FOR OPERATING ACTIVITIES	(677,007)	(31,997)	(836,541)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets	(63,802)	-	(63,802)
Leasehold Improvements	(13,568)	-	(13,568)
Net effect of recapitalization	-	-	124,668
NET CASH PROVIDED BY INVESTING ACTIVITIES	(77,370)	-	47,298

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	5,883	-	5,883
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	748,494	31,984	777,890
NET CASH PROVIDED BY FINANCING ACTIVITIES	754,377	31,984	789,243

Net increase in cash	-	(13)	-
Cash, beginning of period	-	(5)	-

Cash, end of period	$-	$(18)	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest	$-	$-	$610
Income tax	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited consolidated financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at December 31, 2007 (unaudited) and the results of its operations for the six months ended December 31, 2007 (unaudited) and cash flows for the six months ended December 31, 2007 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six months period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2008.

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

The Company had no revenues for the period March 31, 2007 to February 1, 2007. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo’s Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1 2007; the agreement is for rent, telephone, utilities and other operation support cost as a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represents an approximate total of $748,491 and were paid by majority control person and will be treated and reported as an advance from shareholder in the third quarter of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

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

NOTE 1A: RESTATEMENT

This Amendment to the Company’s Form 10-QSB, which was filed on February 20, 2008, restates the consolidated statements of operations, consolidated balance sheet, and consolidated statements of cash flows for the three and nine months ended December 31, 2007 to correct the following error in the consolidated statements of operations previously filed:

The Company did not reflect compensation expense for 7,000,000 shares of common stock issued pursuant to its 2007 Employee and Consultant Stock Incentive Plan filed with the SEC on Form S-8 on April 6, 2007. The effect of the correction of this error was to increase the Company’s reported general and administrative expenses, total expenses, and net loss for the three months ended June 30, 2007 and the nine months ended December 31, 2007 by $3,319,116.

This reporting error had no affect on the results reported for the three month period ended December 31, 2007. During the three period ended December 31, 2007, the Company issued 6,250,000 shares of common stock to finalize the acquisition of 160 mining titles for a value of $1,250,000. The Company included the disclosure in the footnotes; however, the Company did include the transaction in the consolidated financial statements for the three month and nine month periods ended December 31, 2007.

Also, the Company regrouped certain expense items, previously reported in detail in the statements of operations filed with the Form 10-QSB for the quarterly period ended December 31, 2007 (and all prior reporting periods), into a more natural grouping of expenses by functional categories. All periods included in this Amended Report have been restated to reflect this regrouping of expense items into the new functional categories. This regrouping of detailed expense items into the new, functional categories had no affect on the statements of operations for three and nine month periods ended December 31, 2007, December 31, 2006, and inception to December 31, 2007.

The following table presents the effect of restatement on the consolidated balance sheet.

	Balance Sheet at December 31, 2007
	Originally Reported	Restatement Adjustment	Restatment
Total assets	$84,812	$-	$84,812

Total liabilities and stockholders' (deficit)	$84,812	$-	$84,812

Deficit accumulated during development stage	$(1,809,167)	$(4,569,117)	$(6,378,284)

NOTE 1A: RESTATEMENT (Continued)

The following table presents the effect of restatement on the consolidated statement of operations.

	Statement of Operations
	Three Months Ended December 31, 2007			Nine Months Ended December 31, 2007
	Originally	Restated		Originally	Restated
	Reported	Adjustment	Restatement	Reported	Adjustment	Restatement
Sales	$-	$-	$-	$-	$-	$-

Expenses:
Mining claim acquisition costs		1,250,000	1,250,000		1,250,000	1,250,000
General and administrative	168,470		168,471	457,866	3,319,116	3,776,982
Marketing	4,010		4,010	$42,116		42,116
Research and development	-	-	-	121,011	-	121,011
Interest on loan	9,144		9,144	15,445		15,445
Depreciation	2,242		2,242	2,242		2,242
Total expenses	183,866	1,250,000	1,433,867	638,680	4,569,116	5,207,797

Net loss before discontinued operations	(183,866)	(1,250,000)	(1,433,867)	(638,680)	(4,569,116)	(5,207,797)
Net effect of recapitization				-		-
Discontinued operations-subsidiary				-		-
Disposal of subsidiary				-		-
Net loss	(183,866)	(1,250,000)	(1,433,867)	(638,680)	(4,569,116)	(5,207,797)

Basic and Diluted loss per share
Net loss per weighted average share
Net operating loss	$(0.01)	$(0.47)	$(0.05)	$(0.03)	$(1.71)	$(0.19)
Discontinued operations	-
Disposal of subsidiary	-
	$(0.01)	$(0.47)	$(0.05)	$(0.03)	$(1.71)	$(0.19)
Weighted average snumber of common shares used to compute net loss per weighted average shares	24,342,500	2,679,090	27,021,590	24,342,500	2,679,090	27,021,590

NOTE 1A: RESTATEMENT (Continued)

The following table presents the effect of restatement on the consolidated statement of operations.

	Statement of Operations
	From Inception to December 31, 2007
	Originally Reported	Restated Adjustment	Restatement
Sales	$-	$-	$-
Expenses:
Mining claim acquisition costs		2,156,486	2,156,486
General and administrative	1,404,540	2,412,630	3,817,171
Marketing	42,116		42,116
Research and development	123,298	-	123,298
Interest on loan	29,922		29,922
Depreciation	2,242		2,242
Total expenses	1,602,118	4,569,116	6,171,235
Net loss before discontinued operations	(1,602,118)	(4,569,116)	(6,171,235)
Net effect of recapitization	(124,668)		(124,668)
Discontinued operations-subsidiary	(255,997)		(255,997)
Disposal of subsidiary	173,616		173,616
Net loss	$(1,809,167)	$(4,569,116)	$(6,378,284)

NOTE 1A: RESTATEMENT (Continued)

The following table presents the effect of the restatement on the consolidated statement of cash flows.

	Nine Months Ended December 31, 2007			Inception to December 31, 2007
	Originally Reported	Restated Adjustment	Restatement	Originally Reported	Restated Adjustment	Restatement
Cash flows from operating activities
Net loss	$(638,680)	$(4,569,117)	$(5,207,797)	$(1,809,167)	$(4,569,117)	$(6,378,284)
Adjustments to reconcile net loss used by operations
Disposal of subsidiary	-			(173,616)	-	(173,616)
Discontinued operations	-			255,997	-	255,997
Mining title rights		1,250,000	1,250,000		1,250,000	1,250,000
Changes in receivables	1,383		1,383	1,383		1,383
Expenses paid with stock	(5,884)		(5,884)	900,602	-	900,602
Employee stock option plan	-	3,319,117	3,319,117		3,319,117	3,319,117
Tax credit receivables	-	-	-	-		-
Prepaid deposits	(11,068)		(11,068)	(11,068)		(11,068)
Depreciation	2,242		2,242	2,242		2,242
Increase (decrease) in operating liabilities
Changes in payables	(25,000)		(25,000)	(2,914)		(2,914)
Net cash used by operating activities	(677,007)	-	(677,007)	(836,541)	-	(836,541)
Cash flows from investing activities
Acquisiton of fixed assets	(63,802)		(63,802)	(63,802)		(63,802)
Leasehold improvements	(13,568)		(13,568)	(13,568)		(13,568)
Net effect of recapitalization				124,668		124,668
Net cash provided by investing activities	(77,370.00)	-	(77,370)	47,298	-	47,298
Cash flows from financing activities
Issuance of common stock	5,884		5,884	5,884	(1)	5,883
Net effect of recapitalization	-	-	-	5,470	-	5,470
Advances from related party,net	748,493	-	748,493	777,889	1	777,890
Net cash provided by financing activities	754,377	-	754,377	789,243	-	789,243
Net increase in cash	-	-	-	-	-	-
Cash, beginning of period	-	-	-	-	-	-
Cash, end of period	$-	$-	$-	$-	$-	$-
Supplemental disclosures of cash information
Interest	$-	$-	$-	$610	$-	$610

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

NOTE 4: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 6,378,284 from inception to December 31, 2007 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

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

Foreign Currency Translation (continued)

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

On October 9, 2007, M45 management finalized the acquisition of 160 mining titles covering a total area of 8,935 Hectares in the East area of the Matagami Mining Camp. The mining titles were acquired from "Miniere Grenville," a

Overview (continued)

Business of Issuer (continued)

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

During the month of December 2007 management has instigated series of discussions with various investment groups in regards to an investment in equity for an amount between $5 to 10 millions. The company is now negotiating the terms with 2 selected firms one located in New York, and with a European investment group and anticipates positive results by middle of March 2008.

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

Results of Operation

The Company had no revenues for the period April 1, 2007 to February 1, 2007. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represent an approximate total of $748,491 and were paid by majority shareholder and will be treated and reported as an advance from shareholder in the first and second quarters of fiscal year 2007. The shareholder agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations and to convert the note into equity in restricted shares.

Liquidity and Capital Resources

M45 is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $6,378,284. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources (continued)

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

Based on the restatement of these financial statements for the period ended December 31, 2007, due a communication issue that occurred initially during the quarter ended June 30, 2007 and again during the quarter ended December 31, 2007, which occurred as a result of a change in outside financial consultants, that created an error in the proper recording of stock-based compensation for employees during the quarter ended June 30, 2007 and mining title cost paid with the Company’s common stock during the quarter ended December 31, 2007, our chief executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2007, September 30, 2007, and December 31, 2007. As discussed in our Amended Report for the quarters ended June 30, 2007 and September 30, 2007, management has implemented changes in accounting and communications procedures to help ensure the completeness and accuracy of recording stock-based compensation for employees and non-employees and services and purchases made with the common stock of the Company. The June restatement had no affect on the financial results reported for the three month period ended December 31, 2007.

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

M45 MINING RESOURCES INC.’s Articles of Incorporation, as currently in effect, authorizes M45 MINING RESOURCES INC. to issue up to 55,000,000 shares of common stock, par value $0.0001 per share. The Board of Directors has increased in the number of authorized shares of the common stock of M45 MINING RESOURCES INC. The consenting shareholders holding a majority of the outstanding voting securities approved the increase and then the

ITEM 4. Submission of Matters to a Vote of Security Holders (continued).

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

ITEM 6. Exhibits (continued)

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