Form 10KSB
period 2008-03-31
M45 Mining Resources, Inc.
filed 2008-06-30
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the fiscal year ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from __________ to __________

Commission file number: 33-55254-42

M45 Mining Resources Inc.
(Name of small business issuer in its charter)

NEVADA	87-0485310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 Redpath Crescent, Montréal, (Quebec) Canada
(Address of principal executive offices) (H3G-2K1)

Issuer's telephone number, including area code: (514) 288-8494

Securities registered under Section 12 (b) of the Exchange Act:	None
Securities registered under Section 12 (g) of the Exchange Act:	None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 - KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The issuer's revenues for its most recent fiscal year:        $0.00

As of June 25, 2008, there were 37,241,530 shares of the common stock issued and outstanding. The aggregate market value of the common equity held by non-affiliates (based on the average bid and ask price of the common stock) as of June 25, 2008 was $ 744,831 (USD).

Transitional Small Business Disclosure Format (Check one) ☐ Yes  ☒ No.

M45 Mining Resources Inc
(formerly Quantitative Methods Corporation)

2008 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. Description of Business.

Forward Looking Statements

Information in this Form 10-KSB contains forward looking statements" within the meaning of Rule 175 of the securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

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

Business Development

M45 Mining Resources Inc., sometimes referred to herein as "we", "us”, “our" and the "Company" and/or "M45", was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

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

Roadvision became a wholly-owned subsidiary of M45 and, upon the issuance of shares, the Roadvision Selling Shareholders owned approximately 42% of all of M45's issued and outstanding stock. M45 currently has a total of 37,241,530 shares of common stock issued and outstanding.

On January 17, 2007, the Registrant entered into an Agreement with Exploration Miniere Grenville Inc. (“EMG”), a Quebec corporation, whereby EMG sold to the Registrant a total of TWO HUNDRED AND NINETY-TWO (292) mining claims located in the Matagami Mining Camp, Province of Quebec in or around designated territory 32F for the purchase price of NINE HUNDRED NINE THOUSAND AND NINETY (909,090) shares of common stock of the Registrant. The agreement stipulates that following completed drilling and positive results the Company will pay the sum of $ 2,000,000 to (“EMG”). At July first 2007 the shares had not been issued.

On January 17, 2007, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to “M45 Mining Resources Inc.” (the “Name Change”).

The Board of Directors (the “Board”) by unanimous written consent dated as of January 17, 2007, and certain stockholders (the “Majority Stockholders”), owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of January 17, 2007, approved and adopted resolutions to amend the Company's Certificate of Incorporation. The Certificate of Amendment to the Company's Certificate of Incorporation, already filed with the Secretary of State of the State of Nevada changed the Company's name to “M45 Mining Resources Inc.” or such similar available name, and will not be effective earlier than 20 days after the mailing of this Information Statement.

Purpose of Proposed Name Change

Based upon the acquisition of certain mining claims from Exploration Miniere Grenville Inc., management thought it was best to put forward this name change so as to more accurately reflect the nature of the business we are engaged in.

On March 28, 2007, the Registrant completed execution of a COMMON STOCK PURCHASE AGREEMENT with Andre Boyer (the “Purchasers”) for the sale of 100% of the issued and outstanding common stock of Roadvision Technologies Inc., a subsidiary of the Registrant.

The Purchase Price consists of the following:

The assumption of all liabilities of the Company by the Purchasers, consisting of the items as set forth in Schedule A, totaling TWO HUNDRED NINETY EIGHT THOUSAND, THREE HUNDRED AND TWENTY-TWO DOLLARS ($298,322)

Purchaser will assume responsibility for all prepaid deposits;
Purchaser will assume all responsibility for all past engagements, lease agreements and contracts with employees and other parties; and

Purchaser will give Seller an exclusive sale license agreement of Roadvision for Asia and Europe for a total of five (5) years for which Seller shall pay Purchaser TWENTY-FIVE Percent (25%) of the profit and a TEN PERCENT (10%) royalty to Seller on all license agreements sold within the next Five (5) years..

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

M45 Management believed that there were likely one or more deposits situated within the limits of the Claims due to the fact that the property is located near past producers and existing deposits. Management has commenced its first phase exploration program in early April and conducted full surveying and NI-43-101 to determine the location of potential deposits. On June 7 2007, the company received final results of the NI-43-101 reports confirming the presence of deposits. The Company intends to initiate a massive drilling program as per the geologist’s recommendation, which is contained in the report. The drilling program cost will represent a total of $ 2,8 million Canadian.

During the fiscal year ended March 31, 2007, M45’s subsidiary Roadvision generated no revenues.

As of June 1, 2008, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

From March 31 to June 1, 2008 the Company had no revenues. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $ 50,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $ 3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. These above mentioned costs represents an approximate total of $748,491 and were paid by majority control person and has been treated and reported as an advance from shareholder in the forth quarter of fiscal year 2008. The shareholder agreed to continue to support operational costs until the Company can generate revenues. On April 7th 2008 the shareholder transformed his payable note into shares for a total of 4,989,440 shares at a valued price of $0.15 a share.

The Company expects to encounter intense competition in its efforts to become a leader in mining exploration. Many large and small companies compete in this intense market. The principal means of competition vary among categories and business groups; however, the value of the territories is certainly to be taken in consideration. The competing entities will have significantly greater experience, financial resources, facilities, contacts and managerial expertise, than the Company.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 30,449,030 shares were issued and outstanding as of May 20, 2008. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES".

The table below sets forth the reported and summarized high and low bid prices of the common stock for each quarter shown, as provided by the NASD Trading and Market Services.

The quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions in our securities.

Fiscal Year Ended on March 31, 2008
Quarterly Common Stock Bid Price Range	High	Low
March 31, 2008	0.10	0.10
December 31, 2007	0.13	0.13
September 30, 2007	0.14	0.14
June 30, 2007	0.26	0.26

Fiscal Year Ended on March 31, 2007
Per Share Common Stock Bid Prices by Quarter	High	Low
March 31, 2007	0.85	0.40
December 31, 2006	1.50	0.30
September 30, 2006	2.85	0.35
June 30, 2006	0.85	0.12

Holders

As of June 15, 2008, there were approximately 540 holders of record of the Company's common stock. The number of registered shareholders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Recent Sale of Unregistered Securities

The Company did not sell any securities without registration under the
Securities Act of 1933 or in a transaction exempt from registration that was not previously reported on a Form 10-QSB or in a Form 8-K during the fiscal year ended March 31, 2008 or over the past three years.

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

M45 plans to focus its operations and development on the Matagami Mining Camp or more precisely in the specific area where the Company has obtained a full survey NI-43-101 report. The report clearly indicates the presence of six (6) major airborne magnetic anomalies similar to the Perseverance Zinc mine owned by the world mining leader Xstrata plc in the Matagami Mining Camp, Quebec, and located six (6) kilometers from M45’s territory. The independent geologist firm confirmed this information being of sufficient merit to recommend an immediate massive drilling program at a cost of $ 2.8 million (Cdn). M45 will select a mineral drilling sub-contractor and lab by tender process to be completed by August 1st, 2007. The NI-43-101 report stipulates that the drilling operations must be executed between January and the end of March 2007 because some of the key targets are positioned in swampy areas. Ice platforms and bridges are economically advantageous as well. The Company is currently revising financing offers from third parties. Management intends to raise financing for a sum of $ 5 million within 90 days. This progress will depend on our ability to raise enough financing in the following year.

The Company's long-term viability as a going concern is dependent upon its ability to generate sufficient cash flow from operations, to obtain additional financing and to attain eventual profitability.

Results of Operation

For the fiscal year ended March 31, 2007, the Company had no revenues and pursuant to the sale of its subsidiary Roadvision, M45 had neither more debts nor receivables.

To date, M45 does not have any operations that generate revenue and does not presently have any available capital resources.

We believe that our planned growth and profitability will depend in large part on our ability to promote our Company, and to acquire key territories. Accordingly, we intend to focus our attention and investment of resources in marketing, development and exploration. If we are not successful in promoting our Company and exploiting out territories, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

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

Off-Balance Sheet Arrangements

For the year ending March 31, 2008, the Company has no off-balance sheet arrangements.

ITEM 7. Financial Statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
M45 Mining Resources Inc.
(A Development Stage Company)

I have audited the accompanying consolidated balance sheet of M45 Mining Resources Inc. (a Nevada Development Stage Company) as of March 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended March 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for our opinion.

In my opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of M45 Mining Resources Inc.(A Development Stage Company) as of March 31, 2008, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrick Rodgers, CPA, PA
Certified Public Accountants
Altamonte Springs, Florida
June 30, 2008

M45 MINING RESOURCES INC.
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED BALANCE SHEET
March 31, 2008

March 31,
2008

ASSETS

Current Assets
Cash	$-
Prepaid expense	7,993
Total Current Assets	7,993

Fixed assets, net	95,986

TOTAL ASSETS	$103,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilites	$-
Payables due to related parties	186,401
Total Current Liabilities	186,401

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value; 55,000,000 shares authorized, 36,699,030 shares issued and outstanding	36,699
Additional paid-in capital	6,426,396
Deficit accumulated during the development stage	(6,545,517)
Total Stockholders Equity (Deficit)	(82,422)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$103,979

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Date of
	Year Ended	Year Ended	Inception to
	March 31,	March 31,	March 31,
	2008	2007	2008

Sales	$-	$-	$-
Expenses:

Mining claim acquisition costs	1,250,000	906,486	2,156,486

General and administrative	3,877,958	46,201	3,926,283
Marketing	44,515	-	44,515
Research and development	147,782	-	147,782
Interest Expense	35,649	11,136	52,119
Depreciation and Amortization	11,283	-	11,283
Total expenses	5,367,187	963,823	6,338,468

NET LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(5,367,187)	(963,823)	(6,338,468)

Net effect of recapitalization	-	-	(124,668)
Discontinued operations - subsidiary	-	(15,327)	(255,997)
Disposal of subsidiary	-	173,616	173,616

NET LOSS BEFORE INCOME TAXES	(5,367,187)	(805,534)	(6,545,517)

INCOME TAXES	-	-	-

NET LOSS	$(5,367,187)	$(805,534)	$(6,545,517)

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$(0.19)	$(0.05)
Discontinued operations	-	-
Disposal of subsidiary	-	-

	$(0.19)	$(0.05)

Weighted average number of common shares used to compute net loss per weighted average share	28,584,090	17,550,000

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Date of Inception to
	March 31,	March 31,	March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATIONS
Net loss	$(5,367,187)	$(805,534)	$(6,545,517)

Adjustment to reconcile net loss to net cash
Depreciation & Amortization	11,283	-	11,283
Disposal of subsidiary	-	(173,616)	(173,616)
Discontinued operations	-	15,327	255,997
Change in receivables	1,414	-	1,414
Expenses paid with stock	1,993,501	906,486	2,899,987
Employee Stock Option Plan	3,319,117	-	3,319,117
Prepaid deposits	(7,993)	-	(7,993)
Prior period Foreign Exchange Fluctuation	(23,391)	9,524	(15,548)

Increase (decrease) in operating liabilities
Changes in payables	(25,000)	20,969	(2,914)
Bank overdraft	-	-	-
NET CASH USED FOR OPERATING ACTIVITIES	(98,256)	(26,844)	(257,790)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets	(93,940)	-	(93,940)
Leasehold Improvements	(13,329)	-	(13,329)
Net effect of recapitalization	-	-	124,668
NET CASH PROVIDED BY INVESTING ACTIVITIES	(107,269)	-	17,399

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	10,873	-	10,873
Net effect of recapitalization	-	5,470	5,470
Variation of advances from related parties	194,652	21,374	224,048
NET CASH PROVIDED BY FINANCING ACTIVITIES	205,525	26,844	240,391

Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest	$50,126	$77	$618
Income tax	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, April 1, 2005	7,250,000	$7,250	$231,751	$(43,269)	$195,732
Net effect of recapitalization with Quantitative Methods	10,300,000	10,300	(10,300)	(124,668)	(124,668)
Net loss for year	-	-	-	(204,859)	(204,859)

Balance, March 31, 2006	17,550,000	17,550	221,451	(372,796)	(133,795)

Issuance of Explorations
Miniere Grenville Stocks	909,090	909	905,577	-	906,486
Net loss for year	-	-	-	(805,534)	(805,534)

Balance, March 31, 2007	18,459,090	18,459	1,127,028	(1,178,330)	(32,843)

Employee Stock Option Plan	7,000,000	7,000	3,318,000	-	3,325,000
Expense paid with Stock	-	-	(5,883)	-	(5,883)
Miniere Grenville Stocks	6,250,000	6,250	1,243,750	-	1,250,000
Mr. Andrea Cortellazzi	4,989,940	4,990	743,501	-	748,491
Net loss for year	-	-	-	(5,367,187)	(5,367,187)

Balance, March 31, 2008	36,699,030	$36,699	$6,426,396	$(6,545,517)	$(82,422)

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

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

On January 17, 2007, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to “M45 Mining Resources Inc.” (the “Name Change”).

On March 28, 2007, the Registrant completed execution of a COMMON STOCK PURCHASE AGREEMENT with Andre Boyer (the “Purchasers”) for the sale of 100% of the issued and outstanding common stock Roadvision Technologies Inc. a subsidiary of the Registrant.

Nature of Business

M45 Mining Resources Inc., (MRES.PK) formerly known as Quantitative Methods, Corp. (QTTM: OB), is a development stage Company actively involved in mineral exploration. The Company’s new strategy is focused on building shareholder value through the exploration and development of mineral claims, particularly in the Matagami Mining Camp located in Quebec, Canada.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2008 and 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments. In addition, in instances where a derivative would otherwise have to be bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to re-measurement. The adoption of SFAS No. 155 has not materially affected the Company's reported loss, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable. In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value. The adoption of SFAS No. 156 has not materially affected the Company's reported loss, financial condition, or cash flows.

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

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2008 and 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, “Implementation Guidance for FASB 123 (R).” The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or fiscal year 2009 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

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

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. This Statement, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

Summary of Significant Accounting Policies

Basis of Accounting

The Company's consolidated financial statements are presented in Canadian dollars (except par value of common stock) and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Advertising Costs

The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the year ended March 31, 2008 was $0 and $1,555 for the corresponding period in 2007 and 2005.

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
March 31, 2008 and 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

For financial statement purposes, all highly liquid instruments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2008.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income (Loss)," establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of SFAS No. 130 had no significant impact on total shareholders' deficit as of March 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Roadvision Technologies Inc. (Canadian-based company). All significant inter company balances and transactions have been eliminated upon consolidation.

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
March 31, 2008 and 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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
March 31, 2008 and 2007

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Translation of Foreign Currencies

The Company's functional currency is the United States dollar. Foreign currency transactions occasionally occur, and are primarily undertaken in United States dollars. Management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary balance sheet items denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are charged to operations. The Company has (3,204), to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

NOTE 2: PAYABLE DUE TO RELATED PARTIES

At March 31, 2008, the Company is indebted to Andrea M. Cortellazzi, a shareholder and director of the Company. The amount due to the related party is $ 186,401 and bears interest at 6% per annum.

NOTE 3: COMMON STOCK

The Company is authorized to issue 55,000,000 shares of $.001 par value common stock. For the periods ending March 31, 2008 and 2007, the Company had 36,699,030 and 17,550,000 shares of common stock outstanding, respectively.

Included in the March 2008 figure are 909,090 shares that have been issued to Miniere Grenville related to a transaction occurring prior to March 31, 2007; 7,000,000 shares issued to officers, directors, and employees; and 6,250,000 shares issued to Miniere Grenville for acquisition of supplementary mining territories acquired prior to March 31 2008.

NOTE 4: RESEARCH AND DEVELOPMENT COSTS

March 31, 2008 - $147,782

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2008 and 2007

NOTE 5: ACQUISITION COSTS

On September 1, 2005, the Company completed a Share Exchange Agreement with Roadvision Technologies Inc. As a result of the exchange agreement, the business combination was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock and amounts and per share data have been retroactively restated. For accounting purposes, Roadvision was treated as the accounting acquirer and, pursuant to the March 28, 2007 sale of Roadvision, M45 has become the accounting entity as of April 1, 2007.

NOTE 6: LOSS PER SHARE

The following is a reconciliation of the numerators of the basic income (loss) per share for the years ended March 31, 2008 and 2007.

	2008	2007

Net income (loss) available to common stockholders	$(5,367,187)	$(805,534)
Weighted average shares:
Outstanding all year	28,584,090	17,550,000

Basic income (loss) per share (based on weighted average shares)	$(0.19)	$(0.05)

NOTE 7: INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

For the year ended
March 31,
2008
Gross deferred tax asset	$1,825,000
Gross deferred tax liability	-
Valuation allowance	(1,825,000)
Net deferred tax asset	$-

The company did not pay any income taxes during the fiscal year ended March 31, 2008 or 2007.

At March 31, 2008, the Company has net operating loss (NOL carry forwards totalling approximately $6,546,000. The carry forwards begin to expire in the fiscal year 2028. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended March31, 2008 was $1,552,000 and $273,000 for year ended March 31, 2007.

NOTE 8: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $6,545,517 from inception to March 31, 2008 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

NOTE 9: PROPERTY AND EQUIPMENT

Property and equipment consists of the following categories at March 31, 2008 and 2007:

	March 31,
	2008	2007
Furniture and equipment	$93,940	$-
Leasehold improvements	13,329	-
	107,269	-
Less accumulated depreciation	11,283
Total	$95,986	$-

Depreciation expense for the fiscal year ended March 31, 2008 and 2007 was $11,283 and $-0-, respectively.

NOTE 10: AMENDED FILINGS AND OTHER RECLASSIFICATIONS OF FUNCTIONAL CATEGORIES

The Company Amended its Form 10-QSB for the three quarterly periods ended June 30, 2007, September 30, 2007, and December 31, 2007 to restate the financial statements for errors in the proper recording of stock-based compensation and mining title costs paid for with common stock of the Company. In the quarter ended June 30, 2008, the company increased general and administrative expenses by $3.319 million, as a result of issuing 7,000,000 share of common stock to officers, directors, and employees. In the quarterly period ended December 31, 2007, the Company increased mining acquisition cost by $1.250 million, as a result of issuing 6,250,000 shares of its common stock for the acquisition of 160 mining titles. These errors were the result of a communications issue between outside financial consultants. The Company has implemented new accounting and communication controls to ensure that all future stock-based compensation for employees and non-employees and the cost of issuing common stock for purchases and services is accurately reported in the appropriate quarterly reporting period. All adjustments reported in the Amended Reports have been properly reflected in all periods presented in this current Form 10-KSB.

Certain expense items have been reclassified in all periods to conform to a more natural grouping of expenses by functional categories. All periods included in the statements of operations have been presented in accordance with the new, functional categories.

NOTE 10: AMENDED FILINGS AND OTHER RECLASSIFICATIONS OF FUNCTIONAL CATEGORIES (Continued)

In all periods preceding this Form 10-KSB, the balance sheet was presented in U.S. dollars, while all other financial statements were presented in Canadian dollars. The financial statements included in this Form 10-KSB have been stated in U.S. dollars, for consistency in reporting financial information in one dollar denomination. Shown below is summary of the affect of restating the quarterly periods which ended June 30, 2007, September 30, 2007, and December 31, 2007 and inception to March 31, 2007. All fourth quarter and fiscal year numbers through March 31, 2008 have been stated in U.S. dollars. Also, the inception through March 31, 2008 numbers have been presented in U.S. dollars.

			Net Loss
	Filing Form	Quarter and Period Ended	Canadian Dollars	U.S. Dollars	Increase (Decrease

Net loss reported	10-QSB	6/30/07	$3,477,424	$3,466,358	$(11,066)

Net loss reported	10-QSB	9/30/07	297,624	290,467	(7,157)

Net loss reported	10-QSB	12/31/07	1,433,866	1,438,494	4,628

Inception to date to March 31, 2007	10-KSB	3/31/07	1,170,487	1,178,330	7,843

ITEMS 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

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

ITEM 8A. Controls and Procedures (Continued).

The development or exploitation of the Company territories also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 8B. OTHER INFORMATION

On January 17, 2007, the Registrant entered into an Agreement with Exploration Miniere Grenville Inc. (“EMG”), a Quebec corporation, whereby EMG sold to the Registrant a total of TWO HUNDRED AND NINETY-TWO (292) mining claims located in the Matagami Mining Camp, Province of Quebec in or around designated territory 32F for the purchase price of NINE HUNDRED NINE THOUSAND AND NINETY (909,090) shares of common stock of the Registrant. Pursuant to the Agreement, the value of the mining claims represents a total of $4,500,000. Since representing a material event, additional information was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2007.

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

Name	Age	Position	Term of Office

Andrea M. Cortellazzi	52	Chief Executive Officer	June 27, 2007 to Present	Director

Craig A Perry	48	Director	March 28, 2007 to Present

Gilles Ouellette	51	Secretary/Treasurer	March 28, 2007 to Present

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

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued).

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

Gilles Ouellette

Since 1999, Mr. Gilles Ouellette has been associated with GE Capital. (Formally Trust Street properties, Inc, a public real estate investment trust listed on the New York Stock Exchange "TSY", and formally CNL Restaurant properties, Inc.) Prior to joining GE, Mr. Ouellette was Vice-President Finance for Better built Homes of Florida, with which he had been associated since 1994. He received a M.B.A from McGill University in 1998 and he has been a Florida Real Estate licensee since 1992. He serves as a Director on the Board of IKnox, Inc, property management services, and he is a member of NAREIT.

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
Committees of the Board of Directors

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued).

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

ITEM 10. Executive Compensation.

As at March 31, 2008, no compensation was awarded to, earned by or paid to any of the Company's directors and/or executive officers for their respective services rendered to the Company, nor have they received any such compensation in the past. They were however, entitled to receive reimbursement for actual, demonstrable out-of- pocket expenses, including travel expenses, if any, made on the Company's behalf. The directors and/or officers have agreed to act without compensation until the Board of Directors adopts a plan of compensation, in accordance with their responsibilities; however this is not expected to occur until the Company has generated revenue from operations.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers. None of our executive officers or directors owned any securities exercisable for or convertible into our Common Stock as of March 31, 2008.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the names of each person (including any "group") known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding common stock as of March 31, 2008, (36,491,530 issued and outstanding). Each person has sole voting power and investment power with respect to all shares of common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Andrea M. Cortellazzi (1)		4,989,940	13.7%

Euro Holdings Inc. (1)		7,726,500	21.2%

Miniere Grenville (1)		7,159,090	19.6%

All above mentioned Corporations are controlled by Andrea Cortellazzi. If the ownership of all corporations is added together, the total percentage ownership of Mr. Cortellazzi is 34.9 percent.

Security Ownership of Management

The following table sets forth the names of each of the directors and/or executive officers of the Company ("individually" or as a "group") to be the beneficial owner of the Company's outstanding common stock as of March 31, 2008.

Changes of Control

There are no present arrangements that would result in changes of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

On March 26, 2007, the Company filed an S-8 form statement for issuance of 7 million options for key employees’ and consultants’ stock option plan.

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

(i) Articles of Incorporation of M45 Mining Resources Inc. and filed with the Nevada Secretary of State on July 16, 1990.

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

31.1	Certification of the Chief Executive M 45 Mining Resources Inc. Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of M 45 Mining Resources Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 14. Principal Accountant Fees and Services (Continued).

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Patrick Rodgers, CPA, PA, (collectively the "Principal Accountants"), for the audit of the Company's annual consolidated financial statements and review of the consolidated financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2008 and 2007 were $3,000 (USD) and $0 (USD), respectively.

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

Gilles Ouellette, Secretary/Treasurer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.