Form 10-Q
period 2008-06-30
M45 Mining Resources, Inc.
filed 2008-08-20
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2008

❑	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File No. 33-55254-42

M45 Mining Resources Inc.

(Exact name of registrant as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 Redpath Crescent, Montreal (Quebec) Canada	H3G 2K1
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code: (514) 812-4568

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “ “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ❑   Accelerated filer ❑ Non-accelerated filer ❑ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ❑ No ☑

37,241,530 shares of Company’s common stock, par value $0.0001 per share, were outstanding as of August 12, 2008.

M45 Mining Resources Inc.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of June 30, 2008 (unaudited) and March 31, 2008	2

	Statements of Operations for the Three Months ended June 30, 2008 and 2007, and for the period from April1, 2004 (inception) to June 30, 2008 (Unaudited)	3

	Statements of Cash Flows for the Three Months ended June 30, 2008 and 2007, and for the period from April 1, 2004 (inception) to June 30, 2008 (Unaudited)	4

	Notes to unaudited financial statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	17

	SIGNATURES	18

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

M45 MINING RESOURCES INC.
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

BALANCE SHEETS

	June 30,	March 31
	2008	2008
	(Unaudited)

Assets

Current Assets
Cash	$-	$-
Prepaid expense	7,993	7,993

Total Current Assets	7,993	7,993

Fixed assets, net	95,804	95,986

Total Assets	$103,797	$103,979

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilites	$-	$-
Payables due to related parties	292,935	186,401

Total Current Liabilities	292,935	186,401

Stockholders' Deficit

Common stock, $.001 par value; 55,000,000 shares authorized, 36,699,030 shares issued and outstanding	36,699	36,699
Additional paid-in capital	6,426,396	6,426,396
Deficit accumulated during the development stage	(6,652,233)	(6,545,517)

Total Stockholders Deficit	(189,138)	(82,422)

Total Liabilities and Stockholders' Deficit	$103,797	$103,979

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

STATEMENTS OF OPERATIONS
(Unaudited)

			Date of
	Three Months Ended		Inception to
	June 30		June 30,
	2008	2007	2008

Sales	$-	$-	$-

Expenses:
Mining claim acquisition costs	-	-	2,156,486
General and administrative	95,663	3,418,844	4,021,946
Marketing	-	23,106	44,515
Research and development	-	34,109	147,782
Interest on loan	3,568	1,365	55,687
Depriciation and Amortization	7,485	-	18,768
Total expenses	106,716	3,477,424	6,445,184

Net Loss Before Discontinued Operations and Income Taxes	(106,716)	(3,477,424)	(6,445,184)

Net effect of recapitlization	-	-	(124,668)
Discontinued operations - subsidiary	-	-	(255,997)
Disposal of subsidiary	-	-	173,616

Net Loss Before Income Taxes	(106,716)	(3,477,424)	(6,652,233)

Income Taxes	-	-	-

Net Loss	$(106,716)	$(3,477,424)	$(6,652,233)

Basic and Diluted Loss Per Share:

Net loss per weighted average share
Net operating loss	$-	$(0.14)
Discontinued operations	-	-
Disposal of subsidiary	-	-

	$-	$(0.14)
Weighted average number of common shares used to compute net loss per weighted average share	36,699,030	25,459,090

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Date of
	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Flows From Operations
Net loss	$(106,716)	$(3,477,424)	$(6,652,233)

Adjustment to reconcile net loss to net cash
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Change in receivables	-	-	1,414
Expenses paid with stock	-	(5,883)	2,899,987
Employee Stock Option Plan	-	3,319,117	3,319,117
Prior period Foreign Exchange Fluctuation	-	-	(15,548)
Prepaid deposits	-	-	(7,993)
Depreciation	7,485	-	18,768

Increase (decrease) in operating liabilities
Changes in payables	-	(25,000)	(2,914)
Bank overdraft	-	-	-
Net Cash Used For Operating Activities	(99,231)	(189,190)	(357,021)

Cash Flows From Investing Activities

Acquisition of fixed assets	(7,303)	-	(101,243)
Leasehold Improvements	-	-	(13,329)
Net effect of recapitalization	-	-	124,668
Net Cash Provided By Investing Activities	(7,303)	-	10,096

Cash Flows From Financing Activities

Issuance of common stock	-	5,883	10,873
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	106,534	183,307	330,582
Net Cash Provided By Financing Activities	106,534	189,190	346,925

Net Incresase in Cash	-	-	-
Cash, Beginning of Period	-	-	-

Cash, End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information

Interest	$-	$-	$50,126
Income tax	$-	$-	$-

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at June 30, 2008 (unaudited) and the results of its operations for the three months ended June 30, 2008 (unaudited) and cash flows for the three months ended June 30, 2008 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2009.

These financial statements and the notes hereto should be read in conjunction with financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2008, which was filed June 30, 2008.

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

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
June 30, 2008

Organization and Significant Accounting Principles (continued)

Basis of Presentation (continued)

As of July 1, 2008, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

The Company had no revenues for the period April 1, 2008 to June 30, 2008. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo’s Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1 2007; the agreement is for rent, telephone, utilities and other operation support cost as a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs, which totals approximately $292,935. The $292,935 was paid by majority control person and is reported as an advance from shareholder. The shareholder has agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

Significant Accounting Policies

Cash and cash equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalent balances in a bank and other financial institutions. Balances in excess of FDIC limitations may not be insured. There are no cash equivalents as of June 30, 2008.

Property and equipment.

Property and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs that do not extend the lives of assets are expensed. Gain or loss, if any, on the disposition of fixed assets is recognized currently in operations. Depreciation is calculated primarily on a straight-line basis over estimated useful lives of the assets.

Research and development.

Research and development costs principally represent consulting fees of the Company’s geologist and engineering professionals, material and payments to third parties for clinical trials and additional product development and testing. All research and development costs are charged to expense as incurred.

M45 MINING RESOURCES INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
June 30, 2008

Organization and Significant Accounting Principles (continued)

Significant Accounting Policies (continued)

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

Use of estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as useful lives of property and equipment, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation.

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R, “ Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Stock-based compensation is included in general and administrative expenses for all periods presented.

Fair value of financial instruments.

The Company follows SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value based on their short-term maturity. Stockholder loans are carried at cost.

Long-lived assets.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying values of its long-lived assets, including long-term investments, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
June 30, 2008

Organization and Significant Accounting Principles (continued)

Significant Accounting Policies (continued)

Income taxes.

The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 prescribes an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

Comprehensive income (loss).

SFAS No. 130, “Reporting Comprehensive Income (Loss),” requires companies to classify items of other comprehensive income (loss) in a financial statement. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive net loss is equal to its net loss for all periods presented.

Foreign Currency Translation.

The Company's functional currency is the Canadian dollar. Foreign currency transactions occasionally occur, and are primarily undertaken in Canadian dollars. Management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary balance sheet items denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date. Daily closing rates are used to translate revenues and expenses into Canadian dollars at rates of exchange in effect on a specific date. Resulting translation gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. Transactions in foreign currency are translated into United States dollars as follows:

Monetary items at the rate prevailing at the balance sheet date;

Non-monetary items at the historical exchange rate;

Revenue and expenses that are monetary items are valued at the average rate in effect during the applicable accounting period.

Interest Rate Risk.

The Company is exposed to fluctuating interest rates.

Basic and Diluted Net Income (Loss) Per Share.

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

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
June 30, 2008

Organization and Significant Accounting Principles (continued)

Significant Accounting Policies (continued)

Development Stage Company.

The Company currently has no revenues and is considered to be a development stage company under the provision of Statement of Financial Accounting Standard (“SFAS”) No. 7, "Accounting and reporting by Development Stage Enterprises."

Reclassifications.

Certain amounts reported in the previous year’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

Revenue Recognition.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have determined that the adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, we elected not to use the fair value option allowed by SFAS 159. We have determined that the adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated  Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
June 30, 2008

Organization and Significant Accounting Principles (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 R “ Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R will be effective for our fiscal year beginning January 1, 2009. While we have not yet evaluated the impact, if any, that SFAS 141R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions consummated after December 31, 2008.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, “ Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for our fiscal year beginning January 1, 2009.  We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “ The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

Restatement.

The Company Amended its Form 10-QSB for the quarterly period ended June 30, 2007, to restate the financial statements for errors in the proper recording of stock-based compensation and mining title costs paid for with common stock of the Company. In the quarter ended June 30, 2007, the company increased general and administrative expenses by $3.319 million, as a result of issuing 7,000,000 share of common stock to officers, directors, and employees. This error resulted from a communications issue between outside financial consultants. The Company implemented new accounting and communication controls to ensure that all future stock-based compensation for employees and non-employees and the cost of issuing common stock for purchases and services is accurately reported in the appropriate quarterly reporting period.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 6,652,233 from inception to June 30, 2008 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
June 30, 2008

NOTE 3: PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:
	June 30,	March 31,	Estimated
	2008	2008	Useful Lives

Machinery and equipment	$94,906	$93,940	5 years
Furniture and fixtures	6,337	-	3 -5 years
Leasehold improvements	13,329	13,329	3 years
	114,572	107,269
Accumulated depreciation	(18,768)	(11,283)

Property and equipment, net	$95,804	$95,986

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation expense for the quarter ended June 30, 2008 and the fiscal year ended March 31, 2008 was $17,485 and $11,283, respectively.

NOTE 4: PAYABLE DUE TO RELATED PARTIES

At June 30, 2008, the Company was indebted to Andrea M. Cortellazzi, a shareholder and director of the Company. The amount due to the related party is $292,935 and bears interest at 6% per annum.

NOTE 5: COMMON STOCK

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 37,241,530 shares were issued and outstanding as of August 12, 2008. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

NOTE 6: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three and six months ended June 30, 2008 and 2007, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
June 30, 2008

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases totaled $10,500 for the three months ended June 30, 2008 and 2007, respectively.

NOTE 8: INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes,” the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. All of the Company’s deferred tax assets have been fully reserved by a valuation allowance due to management's uncertainty regarding the future profitability of the Company.

The Company has adopted the provisions of FASB interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The Company has recognized no adjustment for uncertain tax provisions.

The tax years 2003 through 2007 remain open to examination by the major tax jurisdictions in which the Company operates.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to: i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; ii) unanticipated working capital or other cash requirements; iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and iv) various competitive market factors that may prevent us from competing successfully in the marketplace

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes attached thereto. Our current fiscal year ends March 31, 2009.

RISK FACTORS

Our auditor has raised a concern regarding our ability to continue as a going concern. M45 is in the development stage and we have not generated revenues since inception. We continue to incur operating expenses, legal and accounting expenses, consulting fees, and marketing expenses. These factors raise substantial doubt about our ability to continue as a going concern.

BUSINESS OVERVIEW

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

During the month of December 2007, management entered into a series of discussions with various investment groups in regards to an investment in equity for an amount between $5 to 10 millions. The company is now negotiating the terms with 2 selected firms one located in New York, and with a European investment group and anticipates positive results by middle of March 2008.

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

Results of Operation

The Company had no revenues for the period April 1, 2004 to June 30, 2008. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs, which totals approximately $292,935. The $292,935 was paid by majority control person and is reported as an advance from shareholder. The shareholder has agreed to continue to support operational costs until the Company can generate revenues from commercial operations or increase capital through various financing arrangements, and to convert the advances made to the Company into equity in restricted shares.

Liquidity and Capital Resources

M45 is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $6,652,233. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

M45’s current management have indicated a willingness to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company believes, therefore, that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements

For the period ending June 30, 2008, the Company had no off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk .

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act .

ITEM 4.  Controls and Procedures.

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

ITEM 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Security and Use of Proceeds.

There were no sales or unregistered securities during the period covered by this report.

ITEM 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

There were no Form 8-K filings made during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2008	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Dated: August 19, 2008	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer, and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Dated: August 19, 2008	By:	/s/ Andrea M. Cortellazzi
Andrea M. Cortellazzi, CEO and Director

Dated: August 19, 2008	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer