Form 10-K/A
period 2008-03-31
M45 Mining Resources, Inc.
filed 2009-07-27
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

EXPLANTORY NOTE

M45 Mining Resources, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-KSB/A for its year ended March 31, 2008, originally filed with the U.S. Securities and Exchange Commission (‘SEC”) on June 30, 2008 (“Original Filing”), to amend Part II, Item 8A, Controls and Procedures and Part III, Item 13, Exhibits 31.1 and 31.2.

The Company did perform an assessment of internal control over financial reporting as of March 31, 2008; however, inadvertently, the Company included the wrong disclosure report on its assessment of internal control over financial reporting. Item 8A, Controls and Procedures has been corrected and now includes the correct report on the Company’s assessment of internal control over financial reporting as of March 31, 2008.

The Company also corrected Part III, Item 13, Exhibits 31.1 and 31.2, to include language of paragraph 4(b) of Item 601(b) of Regulation S-B.

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing.  Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modified or updated for disclosure affected by subsequent events, except as specifically referenced herein.  Information not affected by the corrected disclosures referenced above remains unchanged and reflect the disclosures made at the time of the Original Filing.

The following items have been amended to reflect the changes discussed above.

Part II.	Item 8A	Controls and Procedures
Part III.	Item 13	Exhibits 31.1 and 31.2

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

Item 7. Financial Statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report

Consolidated Financial Statements:		Page

1)	Balance Sheet - March 31, 2008	12

2)	Statements of Operation Fiscal Years ended March 31, 2008
	and 2007, and from Date of Inception to March 31, 2008	13

3)	Statements of Cash Flow Fiscal Years ended March 31, 2008
	and 2007, and from Date of Inception to March 31, 2008	14

4)	Statements of Changes in Stockholders' Equity Fiscal Years ended
	March 31, 2008 and 2007, and from Date of Inception to March 31, 2008	15

Notes to Consolidated Financial Statments		16

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

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(formerly Quantitative Methods Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

					Date of
	Year Ended		Year Ended		Inception to
	March 31,		March 31,		March 31,
	2008		2007		2008

Sales		$-		$-	$-
Expenses:

Mining claim acquisition costs		1,250,000		906,486	2,156,486

General and administrative		3,877,958		46,201	3,926,283
Marketing		44,515		-	44,515
Research and development		147,782		-	147,782
Interest Expense		35,649		11,136	52,119
Depreciation and Amortization		11,283		-	11,283
Total expenses		5,367,187		963,823	6,338,468

NET LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES		(5,367,187)		(963,823)	(6,338,468)

Net effect of recapitalization		-		-	(124,668)
Discontinued operations - subsidiary		-		(15,327)	(255,997)
Disposal of subsidiary		-		173,616	173,616

NET LOSS BEFORE INCOME TAXES		(5,367,187)		(805,534)	(6,545,517)

INCOME TAXES		-		-	-

NET LOSS	$	- 5,367,187	$	- 805,534	$ - 6,545,517

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$	- 0.19	$	- 0.05
Discontinued operations		-		-
Disposal of subsidiary		-		-

	$	- 0.19	$	- 0.05
Weighted average number of common shares used to compute net loss per weighted average share		28,584,090		17,550,000

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

			Date of
	Year Ended	Year Ended	Inception to
	March 31,	March 31,	March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATIONS
Net loss	$ - 5,367,187	$ - 805,534	$ - 6,545,517

Adjustment to reconcile net loss to net cash
Depreciation & Amortization	11,283	-	11,283
Disposal of subsidiary	-	(173,616)	(173,616)
Discontinued operations	-	15,327	255,997
Change in receivables	1,414	-	1,414
Expenses paid with stock	1,993,501	906,486	2,899,987
Employee Stock Option Plan	3,319,117	-	3,319,117
Prepaid deposits	(7,993)	-	(7,993)
Prior period Foreign Exchange Fluctuation	(23,391)	9,524	(15,548)

Increase (decrease) in operating liabilities
Changes in payables	(25,000)	20,969	(2,914)
Bank overdraft	-	-	-
			-

NET CASH USED FOR OPERATING ACTIVITIES	(98,256)	(26,844)	(257,790)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets	(93,940)	-	(93,940)
Leasehold Improvements	(13,329)	-	(13,329)
Net effect of recapitalization	-	-	124,668

NET CASH PROVIDED BY INVESTING ACTIVITIES	(107,269)	-	17,399

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	10,873	-	10,873
Net effect of recapitalization	-	5,470	5,470
Variation of advances from related parties	194,652	21,374	224,048

NET CASH PROVIDED BY FINANCING ACTIVITIES	205,525	26,844	240,391

Net increase in cash	-	-	-
Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest	$50,126	$77	$618
Income tax	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(FORMERLY Quantitative Methods Corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Deveopment
	Shares	Amount	Capital	Stage	Total

Balance, April 1, 2005	7,250,000	$7,250	$231,751	$ - 43,269		$195,732
Net effect of recapitalization
with Quantitative Methods	10,300,000	10,300	(10,300)	(124,668)		(124,668)
Net loss for year	-	-	-	(204,859)		(204,859)

Balance, March 31, 2006	17,550,000	17,550	221,451	(372,796)		(133,795)

Issuance of Explorations
Miniere Grenville Stocks	909,090	909	905,577	-		906,486
Net loss for year	-	-	-	(805,534)		(805,534)

Balance, March 31, 2007	18,459,090	18,459	1,127,028	(1,178,330)		(32,843)

Employee Stock Option Plan	7,000,000	7,000	3,318,000	-		3,325,000
Expense paid with Stock	-	-	(5,883)	-		(5,883)
Miniere Grenville Stocks	6,250,000	6,250	1,243,750	-		1,250,000
Mr. Andrea Cortellazzi	4,989,940	4,990	743,501	-		748,491
Net loss for year	-	-	-	(5,367,187)		(5,367,187)

Balance, March 31, 2008	36,699,030	$36,699	$6,426,396	$ - 6,545,517	$	- 82,422

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

			Net Loss
	Filing	Quarter and	Canadian	U.S.	Increase
	Form	Period Ended	Dollars	Dollars	(Decrease

Net loss reported	10-QSB	6/30/07	$3,477,424	$3,466,358	$(11,066)
Net loss reported	10-QSB	9/30/07	297,624	290,467	(7,157)
Net loss reported	10-QSB	12/31/07	1,433,866	1,438,494	4,628

Inception to date to March 31, 2007	10-KSB	3/31/07	1,170,487	1,178,330	7,843

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The Company will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we will enhance and test our year-end financial close process. Additionally, an audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments.

ITEM 8A.  Controls and Procedures (Continued).

We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of March 31, 2008, our chief executive officer and Principal financial officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•
Policies and procedures for the financial close and reporting process:  Currently, there are no policies or procedures that clearly define the roles in the financial and reporting process.  The various roles and responsibilities related to this process should be defined, documented, updated, and communicated.  Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes;

•	There is a lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control;

•	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•
Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

ITEM 8A.  Controls and Procedures (Continued)

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

•
The Company will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel (See below). In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.

•	Hire a qualified accounting staff to manage, review, and verify the day-to-day accounting and the financial statements.

We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of the Chief Executive M 45 Mining Resources Inc. Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of M 45 Mining Resources Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of M45 Mining Resources Inc. pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer of M45 Mining Resources Inc. pursuant to 18 U.S.C. SECTION 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                         M45 MINING RESOURCES INC.

Dated: July 6, 2009	By: /s/ Barry Sommervail
Barry Sommervail, CEO and Director

Dated: July 6, 2009	By: /s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.