Form 10-Q
period 2008-12-31
M45 Mining Resources, Inc.
filed 2009-08-11
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File No. 33-55254-42

M45 Mining Resources Inc.

(Exact name of registrant as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1212 Redpath Crescent, Montreal (Quebec) Canada	H3G 2K1
(Address of principal executive offices)	(Postal Code)

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

M45 Mining Resources Inc.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008	3

	Statements of Operations for the Nine Months ended December 31, 2008 and 2007, and for the period from April1, 2004 (inception) to December 31, 2008 (Unaudited)	4

	Statements of Cash Flows for the Nine Months ended December 31, 2008 and 2007, and for the period from April 1, 2004 (inception) to December 31, 2008 (Unaudited)	5

	Notes to unaudited financial statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	17

	SIGNATURES	18

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

M45 MINING RESOURCES INC.
(A Development Stage Company)
(Formerly Quantitative Methods Corporation)

BALANCE SHEETS

	December 31,	March 31
	2008	2008
	(Unaudited)

Assets

Current Assets
Cash	$-	$-
Prepaid expense	3,750	7,993

Total current assets	3,750	7,993

Fixed assets, net	80,349	95,986

Total assets	$84,099	$103,979

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilites	$-	$-
Payables due to related parties	459,794	186,401

Total current liabilities	459,794	186,401

Stockholders' Deficit

Common stock, $.001 par value; 55,000,000 shares authorized, 36,699,030 shares issued and outstanding	36,699	36,699
Additional paid-in capital	6,426,396	6,426,396
Deficit accumulated during the development stage	(6,838,790)	(6,545,517)

Total stockholders deficit	(375,695)	(82,422)

Total liabilities and stockholders' deficit	$84,099	$103,979

The accompanying notes are an integral part of these financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly Quantitative Methods Corporation)

STATEMENTS OF OPERATIONS
(Unaudited)

			Date of
	Nine Months Ended		Inception to
	December 31		Dec 31,
	2008	2007	2008

Sales	$-	$-	$-

Expenses:
Mining claim acquisition costs	-	1,250,000	2,156,486
General and administrative	247,315	3,776,983	4,173,598
Marketing	3,988	42,116	48,503
Research and development	4,242	121,011	152,024
Interest on loan	14,790	15,445	66,909
Depriciation and Amortization	22,938	2,242	34,221
Total expenses	293,273	5,207,797	6,631,741

Net loss before discontinued operations
and income taxes	(293,273)	(5,207,797)	(6,631,741)

Net effect of recapitlization	-	-	(124,668)
Discontinued operations - subsidiary	-	-	(255,997)
Disposal of subsidiary	-	-	173,616

Net loss before income taxes	(293,273)	(5,207,797)	(6,838,790)

Income Taxes	-	-	-

Net loss	$(293,273)	$(5,207,797)	$(6,838,790)

Basic and Diluted Loss Per Share:

Net loss per weighted average share
Net operating loss	$(0.01)	$(0.19)
Discontinued operations	-	-
Disposal of subsidiary	-	-

	$-	$(0.19)
Weighted average number of common shares used to compute net loss per weighted average share	36,699,030	27,021,590

The accompanying notes are an integral part of these financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerrly Quantitative Methods Corporation)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Date of
	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash Flows From Operations

Net loss	$(293,273)	$(5,207,797)	$(6,838,790)

Adjustment to reconcile net loss to net cash used by operating activities:
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Depreciation	22,938	2,242	34,221
Expenses paid with stock	-	(5,884)	1,649,987
Employee Stock Option Plan	-	3,319,117	3,319,117
Prior period Foreign Exchange Fluctuation	-	-	(15,548)
Mining Title Rights	-	1,250,000	1,250,000

Changes in operating assets and liabilities:
Receivables	-	1,383	1,414
Prepaid deposits	4,242	(11,068)	(3,751)
Payables	-	(25,000)	(2,914)
Net cash used for operating activities	(266,093)	(677,007)	(523,883)

Cash Flows From Investing Activities

Acquisition of fixed assets	(7,303)	(63,802)	(101,243)
Leasehold Improvements	-	(13,568)	(13,329)
Net effect of recapitalization	-	-	124,668
Net cash provided (used by) by investing activities	(7,303)	(77,370)	10,096

Cash Flows From Financing Activities

Issuance of common stock	-	5,883	10,873
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	273,396	748,494	497,444
Net cash provided by financing activities	273,396	754,377	513,787

Net incresase in cash	-	-	-
Cash, beginning of pPeriod	-	-	-
Cash, end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information

Interest	$-	$-	$50,126
Income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

M45 Mining Resources Inc
(A Development Stage Company)
(Formerly Quantitative Methods Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
 December 31, 2008

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at December 31, 2008 (unaudited) and the results of its operations for the nine months ended December 31, 2008 and 2007 (unaudited) and cash flows for the nine months ended December 31, 2008 and 2007(unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine months period ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2009.

These financial statements and the notes hereto should be read in conjunction with financial statements and notes thereto included in the Company’s Form 10-KSB and Form 10-KSB/A for the year ended March 31, 2008, which were filed June 30, 2008 and July 6, respectively.

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

M45 MINING RESOURCES INC.
(A Development Stage Company)
(Formerly Quantitative Methods Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008

Basis of Presentation (continued)

As of June 27, 2009, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

The Company had no revenues for the period July 1, 2008 to December 31, 2008. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo’s Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1 2007; the agreement is for rent, telephone, utilities and other operation support cost as a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs, which totals approximately $459,794.  The $459,794 was paid by majority control person and is reported as an advance from shareholder. The shareholder has agreed to continue to support operational costs until the Company can generate revenues from financing activities and or from commercial operations.

Significant Accounting Policies

Cash and cash equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalent balances in a bank and other financial institutions. Balances in excess of FDIC limitations may not be insured. There are no cash equivalents as of December 31, 2008.

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
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008, we elected not to use the fair value option allowed by SFAS 159. We have determined that the adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

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
December 31, 2008

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

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 6,838,790 from inception to December 31, 2008 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

M45 MINING RESOURCES INC.
(A Development Stage Company)
(Formerly Quantitative Methods Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008

NOTE 3: PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	December 31,	March 31,	Estimated
	2008	2008	Useful Lives

Machinery and equipment	$94,906	$93,940	5 years
Furniture and fixtures	6,337	-	3 -5 years
Leasehold improvements	13,329	13,329	3 years
	114,572	107,269
Accumulated depreciation	(34,223)	(11,283)

Property and equipment, net	$80,349	$95,986

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation expense for the quarter ended December 31, 2008 and 2007 was $22,938 and $2,242, respectively.

NOTE 4: PAYABLE DUE TO RELATED PARTIES

At December 31, 2008, the Company was indebted to Andrea M. Cortellazzi, a shareholder and director of the Company. The amount due to the related party is $459,794 and bears interest at 6% per annum.

NOTE 5: COMMON STOCK

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 37,241,530 shares were issued and outstanding as of June 27, 2009. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

NOTE 6: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the nine and nine months ended December 31, 2008 and 2007, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

M45 MINING RESOURCES INC.
(A Development Stage Company)
(Formerly Quantitative Methods Corporation)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2008

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases totaled $21,000 for the nine months ended December 30, 2008 and 2007, respectively.

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

The tax years 2003 through 2008 remain open to examination by the major tax jurisdictions in which the Company operates.

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

Results of Operation

The Company had no revenues for the period April 1, 2004 to December 31, 2008. The Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo's Web site, summaries and other corporate presentation material. M45 has started to pay rent and common shared expenses as of April 1, 2007; the agreement is for rent, telephone, utilities and other operation support cost at a set price of $3,500 a month. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. The Company also incurred expenses to cover for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs, which totals approximately $459,794.  The $459,794 was paid by majority control person and is reported as an advance from shareholder. The shareholder has agreed to continue to support operational costs until the Company can generate revenues from commercial operations or increase capital through various financing arrangements, and to convert the advances made to the Company into equity in restricted shares.

Liquidity and Capital Resources

M45 is a development stage company, and as of the date of this report, had no operations that generate revenue and the Company does not have sufficient cash and cash equivalents to satisfy its cash requirements for the next twelve months. The Company has an accumulated deficit of $6,838,790. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent upon several factors; including the ability to attain profitable business operations and generate a positive cash flow. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the next nine month period. There can be no assurance that equity financings will be available to the Company in the future that will be obtained on terms satisfactory to the Company. In the event that the Company’s efforts to obtain such financing prove unsuccessful, the Company may be required to abandon its current business goals and cease operations.

M45’s current management have indicated a willingness to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company believes, therefore, that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements

For the period ending December 31, 2008, the Company had no off-balance sheet arrangements.

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

As of March 31, 2008, the Company reported a material weakness in internal control over financial reporting relating to lack of policies and procedures, lack of sufficient accounting staff, lack of segregation of duties necessary for a good system of internal control, over-reliance upon independent financial reporting consultants, the adequacy of accounting systems with procedures to ensure that financial information is secure and accurately recorded and reported. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of September 30, 2009 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-KSB/A issued for the year ended March 31, 2008, and further described in this paragraph, were not remediated as December 31, 2008.

ITEM 4.  Controls and Procedures (continued).

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of December 31, 2008.

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2008 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. Other Information.

On November 19, 2008, Andrea Cortellazzi resigned as president, CEO, and director of the Company.  On the same day, Jocelyn Lepine assumed the position of president, CEO of the Company; she was also elected to serve as a member of the Company’s board of directors.  On April 1, 2009, she resigned as president, CEO, and as a director of the Company. On April 1, 2009, Barry Sommervail assumed the position of president, CEO; he was also elected to serve as a member of the Company’s board of directors. No Form 8-K was filed during the quarter ended December 31, 2009 to reflect these changes in management of the Company.

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

Dated: August 10, 2009	By:	/s/ Barry Sommervail

Barry Sommervail, CEO and Director

Dated: August 10, 2009	By:	/s/ Gilles Ouellette

Gilles Ouellette, Secretary/Treasurer, and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Dated: August 10, 2009	By:	/s/ Barry Sommervail

Barry Sommervail, CEO and Director

Dated: August 10, 2009	By:	/s/ Gilles Ouellette

Gilles Ouellette, Secretary/Treasurer