Form 10-K
period 2009-03-31
M45 Mining Resources, Inc.
filed 2009-10-30
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934 for the fiscal year ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 - K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer's revenues for its most recent fiscal year:        $0.00

As of August 10, 2009, there were 54,041,286 shares of the common stock issued and outstanding. The aggregate market value of the common equity held by non-affiliates (based on the average bid and ask price of the common stock) as of August 10, 2009 was $ 378,289 (USD).

Transitional Small Business Disclosure Format (Check one) ☐ Yes ☒ No.

M45 Mining Resources, Inc.

PART I

Item 1.  Description of Business.

Forward Looking Statements

Information in this Form 10-K contains forward looking statements" within the meaning of Rule 175 of the securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-K, the words expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

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

Business Development

M45 Mining Resources Inc., sometimes referred to herein as "we," "us,” “our," and the "Company" and/or "M45" was incorporated on July 26, 1990, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions which would provide an eventual profit for the Company.

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

On January 17, 2007, in connection with the EMG transaction, the Company filed with the State of Nevada an Amendment to its Certificate of Incorporation to change its name to M45 Mining Resources, Inc.

Business of Issuer

M45 Mining Resources Inc.’s (MRES: OB), strategic focus is on building shareholder value through the exploration and development of mineral claims, particularly in the Matagami Mining Camp located in Quebec, Canada. The Matagami Mining Camp is known for its zinc-rich massive sulphide deposits. Initial exploratory work in the Camp can be traced back to the 1930's with Noranda's activities in the region. Ten of the eighteen deposits discovered to date have been mined and have produced a total of 3.9 Mt zinc and 0.4 Mt copper.

We believed that there were likely one or more deposits situated within the limits of the Claims due to the fact that the property is located near past producers and existing deposits. We commenced the first phase exploration program in early April 2007, and conducted a full survey of NI-43-101, to determine the location of potential deposits. On June 7 2007, the company received final results of the NI-43-101 reports confirming the presence of deposits. The Company intends to initiate a massive drilling program as per the geologist’s recommendation, which is contained in the report. The drilling program cost will represent a total of approximately $2.8 million Canadian dollars.

As of August 10, 2009, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

The Company reported no revenues for the fiscal years ended March 31, 2009 and 2008.  On April 1, 2007, the Company entered into an arrangement with its principal shareholder to pay rent and common shared expenses at set price of $3,500 per month and covers such expenses as rent, telephone costs, utilities and other similar operational support costs. On April 7, 2008 and September 12, 2008, the principal shareholder converted the outstanding note balance due him from the Company for advances he had previously made to the Company for payment of general operational support expenses. He received a total of 8,164,356 shares and 4,989,440 shares respectively of common stock. Subsequent to receipt of these shares as full payment of the note payable due him, the principal shareholder advanced the Company an additional $146,422 for the payment of the same type of operational support expenses.  The principal shareholder has agreed to continue to provide financial support for the payment of general operational support expenses until such time the Company begins to generate revenues.

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

Reports to Security Holders

M45 is a reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended, that electronically files periodic and episodic reports including quarterly reports on Form 10-QSB, annual reports on Form 10-K, and other reports and information with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (http://www.sec.gov) that contains these reports, and all other information regarding issuers.

ITEM 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.  Unresolved Staff Comments.

None

ITEM 2.  Description of Property.

The Company occupies office space supplied by is principal shareholder; the fixed monthly arrangement with its principal shareholder (referred to above: “Business of Issuer”) includes an allowance for space rental. The occupied space is located at: 1212 Redpath Crescent, Montreal, Quebec, Canada.

At the present time, the Company does not have any intentions of investing in any real estate property; real estate mortgages, real estate backed securities, or have any agreements with persons primarily engaged in real estate activities.

During the fiscal year ended March 31, 2009, the Company did not own, intend to own, or lease any other property.

ITEM 3.  Legal Proceedings.

As of the date hereof, there are no legal proceedings pending or threaten by or against the Company. Nor are any of its directors, officers or affiliates in a party adverse to the Company in any legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

ITEM 5.  Market Price for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 54,041,286 shares were issued and outstanding as of August 10, 2009. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES".

The table below sets forth the reported and summarized high and low bid prices of the common stock for each quarter shown, as provided by the NASD Trading and Market Services.

Market Information (Continued)

The quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions in our securities.

Fiscal Year Ended on March 31, 2009
Quarterly Common Stock Bid Price Range	High	Low
March 31, 2009	0.0150	0.0005
December 31, 2008	0.0350	0.0100
September 30, 2008	0.0910	0.0090
June 30, 2008	0.1000	0.0100

Fiscal Year Ended on March 31, 2008
Per Share Common Stock Bid Prices by Quarter	High	Low

March 31, 2008	0.10	0.10
December 31, 2007	0.13	0.13
September 30, 2007	0.14	0.14
June 30, 2007	0.26	0.26

Holders

As of June 30, 2009, there were approximately 540 holders of record of the Company's common stock. The number of registered shareholders excludes any estimate of the number of beneficial owners of common shares held in street name.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Recent Sale of Unregistered Securities

The Company did not sell any securities without registration under the Securities Act of 1933 or in a transaction exempt from registration that was not previously reported on a Form 10-Q, Form 10-QSB, or in a Form 8-K during the fiscal years ended March 31, 2009  and 2008.

During the forth quarter of the fiscal year covered by this report, the Company did not have any plans or programs to repurchase any of its common stock or any other units of any class of equity security. There are no warrants or options outstanding to acquire any additional common stock of the Company.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.  Management's Discussion and Analysis of Financial Condition.

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

Plan of Operation (Continued)

M45 plans to focus its operations and development on the Matagami Mining Camp or more precisely in the specific area where the Company has obtained a full survey NI-43-101 report. The report clearly indicates the presence of six (6) major airborne magnetic anomalies similar to the Perseverance Zinc mine owned by the world mining leader Xstrata plc in the Matagami Mining Camp, Quebec, and located six (6) kilometers from M45’s territory. The independent geologist firm confirmed this information being of sufficient merit to recommend an immediate massive drilling program at a cost of $ 2.8 million (Cdn). As of August 10, 2009, the Company has not selected a mineral drilling sub-contractor. The NI-43-101 report stipulated that any drilling operations must be executed between months of January and  March, because some of the key targets are positioned in swampy areas, and, in addition, ice platforms and bridges represent an economic advantageous. Our progress, in this regard, will depend on our ability to raise enough financing to pursue the drilling program.

The Company's long-term viability as a going concern is dependent upon its ability to generate sufficient cash flow from operations, to obtain additional financing, and to eventually achieve profitability.

Results of Operation

To date, M45 has not generated any revenue and does not presently have any available capital resources.

We believe that our planned growth and the achievement of profitability will depend in large part on our ability to promote our Company and to acquire key territories. Accordingly, we intend to focus our attention and investment of resources in marketing, development and exploration. If we are not successful in promoting our Company and exploiting out territories, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

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

M45's current management has indicated willingness, for the time being, to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company therefore believes that it can continue as a going concern in the near future.

Liquidity and Capital Resources

Since inception and through the date of this report, we have issued 54,008,386 shares of our common stock and received cash from all financing activities of $583,497.

Off-Balance Sheet Arrangements

For the year ending March 31, 2009, the Company has no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates.  These significant accounting policies relate to revenue recognition, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

Revenue Recognition

For the fiscal years ended March 31, 2009 and 2008, the Company did not realize any revenues from its mining operations.

Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

M45 MINING RESOURCES INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
M45 Mining Resources Inc.

I have audited the accompanying balance sheet of M45 Mining Resources Inc. (a development stage company) as of March 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended March 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements present fairly, in all material respects, the financial position of M45 Mining Resources Inc. as of March 31, 2009 and 2008, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred significant operating losses since inception. The Company has limited operations, no working capital and has not established a source of revenue. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Certified Public Accountants
Altamonte Springs, Florida
October 26, 2009

M45 MINING RESOURCES INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,
	2009	2008

ASSETS

Current Assets
Cash	$-	$-
Prepaid expense	2,336	7,993

Total Current Assets	2,336	7,993

Fixed assets, net	75,274	95,986

Total Assets	$77,610	$103,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilites	$3,000	$-
Payables due to related parties	146,422	186,401

Total Current Liabilities	149,422	186,401

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value; 55,000,000 shares authorized, 54,008,386 shares issued and outstanding	54,008	36,699
Additional paid-in capital	6,862,985	6,426,396
Deficit accumulated during the development stage	(6,988,805)	(6,545,517)

Total Stockholders Equity (Deficit)	(71,812)	(82,422)

Total Liabilities and Stockholders' Equity (Deficit)	$77,610	$103,979

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Date of
	Year Ended	Year Ended	Inception to
	March 31,	March 31,	March 31,
	2009	2008	2009

Sales	$-	$-	$-
Expenses:

Mining claim acquisition costs	-	1,250,000	2,156,486
General and administrative	374,136	3,877,958	4,300,419
Marketing	3,988	44,515	48,503
Research and development	20,657	147,782	168,439
Interest Expense	16,493	35,649	68,612
Depreciation and Amortization	28,014	11,283	39,297
Total expenses	443,288	5,367,187	6,781,756

Net Loss Before Discontinued Operations and Income Taxes	(443,288)	(5,367,187)	(6,781,756)

Net effect of recapitalization	-	-	(124,668)
Discontinued operations - subsidiary	-	-	(255,997)
Disposal of subsidiary	-	-	173,616

Net Loss Before Income Taxes	(443,288)	(5,367,187)	(6,988,805)

Income taxes	-	-	-

Net Loss	$(443,288)	$(5,367,187)	$(6,988,805)

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$(0.01)	$(0.19)
Discontinued operations	-	-
Disposal of subsidiary	-	-

	$(0.01)	$(0.19)
Weighted average number of common shares used to compute net loss per weighted average share	47,502,294	28,584,090

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Deveopment
	Shares	Amount	Capital	Stage	Total

Balance, March 31, 2006	17,550,000	$17,550	$221,451	$(372,796)	$(133,795)

Issuance of Explorations
Miniere Grenville Stocks	909,090	909	905,577	-	906,486
Net loss for year	-	-	-	(805,534)	(805,534)

Balance, March 31, 2007	18,459,090	18,459	1,127,028	(1,178,330)	(32,843)

Employee Stock Option Plan	7,000,000	7,000	3,318,000		3,325,000
Expense paid with Stock	-	-	(5,883)		(5,883)
Miniere Grenville Stocks	6,250,000	6,250	1,243,750		1,250,000
Notes Payable exchanged for stock	4,989,940	4,990	743,501	-	748,491
Net loss for year	-	-	-	(5,367,187)	(5,367,187)

Balance, March 31, 2008	36,699,030	36,699	6,426,396	(6,545,517)	(82,422)

Expense paid with Stock	8,595,000	8,595	42,880		51,475
Directors & Offices paid with stock	550,000	550	24,450		25,000
Notes Payable exchanged for stock	8,164,356	8,164	369,259		377,423
Net loss for year	-	-	-	(443,288)	(443,288)

Balance, March 31, 2009	54,008,386	$54,008	$6,862,985	$(6,988,805)	$(71,812)

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Date of
	Year Ended	Year Ended	Inception to
	March 31,	March 31,	March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATIONS
Net loss	$(443,288)	$(5,367,187)	$(6,988,805)

Adjustment to reconcile net loss to net cash
Depreciation & Amortization	28,014	11,283	39,297
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Change in receivables	-	1,414	1,414
Expenses paid with stock	-	1,993,501	2,899,987
Employee Stock Option Plan	-	3,319,117	3,319,117
Prepaid deposits	5,657	(7,993)	(2,336)
Prior period Foreign Exchange Fluctuation	-	(23,391)	(15,548)

Increase (decrease) in operating liabilities
Changes in payables	3,000	(25,000)	86
Bank overdraft	-	-	-

Net Cash Used For Operating Activites	(406,617)	(98,256)	(664,407)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets	(7,303)	(93,940)	(101,243)
Leasehold Improvements	-	(13,329)	(13,329)
Net effect of recapitalization	-	-	124,668

Net Cash Provided By (Used For) Investing Activities	(7,303)	(107,269)	10,096

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	17,309	10,873	28,182
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	396,611	194,652	620,659

Net Cash Provided By Financing Activities	413,920	205,525	654,311

Net increase in cash	-	-	-
Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest	$8,559	$50,126	$50,744
Income tax	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 1—Organization and Nature of Business

Organization

The Company was formed under the laws of the State of Nevada on July 26, 1990 under the name of Quantitative Methods Corp., ("QTTM" or the "Company").  On January 17, 2007, the Company changed its name to M45 Mining Resources Inc, pursuant to an Amendment to its Certificate of Incorporation.

Nature of Business

M45 Mining Resources Inc., (MRES.PK) formerly known as Quantitative Methods, Corp. (QTTM: OB), is a development stage Company actively involved in mineral exploration. The Company’s strategy is focused on building shareholder value through the exploration and development of mineral claims, particularly in the Matagami Mining Camp located in Quebec, Canada.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 or 2008.

Concentration of Credit Risk

The Company's exposure to credit risk is minimal.

Advertising Costs

The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the year ended March 31, 2009 was $0 and $1,555 for the corresponding period in 2008.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is calculated on the estimated useful lives of the assets using the straight line depreciation method. Leasehold Improvements is calculated on the remaining lease period and using the straight line amortization method.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 2—Summary of Significant Accounting Policies (Continued)

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48,“Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Development Stage Enterprise

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, bank loans, accounts payable, accrued liabilities, notes and amounts due to related parties. The fair values were assumed to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 2—Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognizing of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.  SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 166 and 167 will have on its results of operations, financial position, and financial disclosures.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  The Company does not anticipate that the adoption of SFAS 165 will have a material impact on its financial position, results of operations, or financial disclosures.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

March 31, 2009 and 2008In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have any impact on the Company’s financial statements.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This pronouncement did not have any impact on financial reporting by the Company.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently evaluating the impact of FSP FAS 142-3.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company does not expect that adoption of SFAS No. 161 will have a material impact on its financial statements or financial disclosures.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  FSP FAS 157-1 amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. This exclusion, however, does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. The adoption of FSP FAS 157-1 did not have any impact on the Company’s financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Recent Accounting Pronouncements (Continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  The Company does not currently report its financial statements on a consolidated basis; therefore, this pronouncement has had no effect on financial reporting by the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company’s fiscal year beginning April 1, 2009. The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements. We do not expect the adoption of SFAS No. 141R to have a material impact on our financial statements.

Note 3—Payable Due to Related Parties

At March 31, 2009, the Company was indebted to Andrea M. Cortellazzi, a shareholder and director of the Company, for $146,422.  The note is due on demand and bears interest at 6% per annum.

Note 4—Common Stock

The Company is authorized to issue 55,000,000 shares of $.001 par value common stock. For the periods ending March 31, 2009 and 2008, the Company had 54,008,386 shares of common stock outstanding, respectively.

Included in the March 2009 a total of 8,895,000 shares were issued to vendors for invoices due, and 550,000 shares issued to the officers and directors of the company for services rendered. In addition, included in the March 2009 and 2008 a total 8,164,356 shares and  4,989,940 shares respectively,  to convert a note payable due to Andrea M. Cortellazzi,a shareholder and director of the Company. During the fis cal year ended March 31, 2008, the Company issued 7,000,000 shares to officers, directors, and employees, 6,250,000 shares to Miniere Grenville, for acquisition of supplementary mining territories.

Note 5—Research and Development Costs

Through March 31, 2009, the Company has recorded research and development costs of $168,439.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 6—Acquisition Costs

On September 1, 2005, the Company completed a Share Exchange Agreement with Roadvision Technologies Inc. As a result of the exchange agreement, the business combination was treated as an acquisition by the accounting acquirer that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock and amounts and per share data have been retroactively restated. For accounting purposes, Roadvision was treated as the accounting acquirer and, pursuant to the March 28, 2007 sale of Roadvision,  M45 became the accounting entity as of April 1, 2007.

Note 7—Loss per Share

The following is a reconciliation of the numerators of the basic income (loss) per share for the years ended March 31, 2009 and 2008.

	2009	2008

Net income (loss) available to common stockholders	$(443,288)	$(5,367,187)

Weighted average shares:
Outstanding all year	47,502,294	28,584,090

Basic income (loss) per share (based on weighted average shares)	$(0.01)	$(0.19)

Note 8—Income Taxes

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

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 8—Income Taxes (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

March 31,
2009
Gross deferred tax asset	$2,376,194
Valuation allowance	(2,376,194)

Net deferred tax asset	$-

The company did not pay any income taxes during the fiscal year ended March 31, 2009 or 2008.

At March 31, 2009, the Company has net operating loss (NOL carry forwards totalling approximately $6,988,805. The carry forwards begin to expire in the fiscal year 2029. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended March 31, 2009 was $551,194 and $1,552,000 for year ended March 31, 2008.

Note 9—Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these financial statements, the Company has an accumulated deficit of $6,988,805 from inception to March 31, 2009, and it does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 10—Property and Equipment

Property and equipment consists of the following categories at March 31, 2009 and 2008:

	2009	2008
Furniture and equipment	$101,243	$93,940
Leasehold improvements	13,329	13,329
	114,572	107,269
Less accumulated depreciation	39,298	11,283
Total	$75,274	$95,986

Depreciation expense for the fiscal year ended March 31, 2009 and 2008 was $28,014 and $11,283, respectively.

Note 11—Amended Filings and Other Reclassifications of Functional Categories

The Company Amended its Form 10-QSB for the three quarterly periods ended June 30, 2007, September 30, 2007, and December 31, 2007 to restate the financial statements for errors in the proper recording of stock-based compensation and mining title costs paid for with common stock of the Company.  In the quarter ended June 30, 2008, the company increased general and administrative expenses by $3.319 million, as a result of issuing 7,000,000 share of common stock to officers, directors, and employees. In the quarterly period ended December 31, 2007, the Company increased mining acquisition cost by $1.250 million, as a result of issuing 6,250,000 shares of its common stock for the acquisition of 160 mining titles.  These errors were the result of a communications issue between outside financial consultants.  The Company has implemented new accounting and communication controls to ensure that all future stock-based compensation for employees and non-employees and the cost of issuing common stock for purchases and services is accurately reported in the appropriate quarterly reporting period.  All adjustments reported in the Amended Reports have been properly reflected in all periods presented in this current Form 10-K.

Certain expense items have been reclassified in all periods to conform to a more natural grouping of expenses by functional categories.  All periods included in the statements of operations have been presented in accordance with the new, functional categories.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 11—Amended Filings and Other Reclassifications of Functional Categories (Continued)

In all periods preceding Form 10-KSB issued for the year ended March 31, 2008, the balance sheet was presented in U.S. dollars, while all other financial statements were presented in Canadian dollars.  The financial statements included in this Form 10-K have been stated in U.S. dollars, for consistency in reporting financial information in one dollar denomination.  Shown below is summary of the affect of restating the quarterly periods which ended June 30, 2007, September 30, 2007, and December 31, 2007 and inception to March 31, 2007.  All fourth quarter and fiscal year numbers through March 31, 2009 and inception through March 31, 2009 have been stated in U.S. dollars.

			Net Loss
	Filing	Quarter and	Canadian	U.S.	Increase
	Form	Period Ended	Dollars	Dollars	(Decrease

Net loss reported	10-QSB	6/30/07	$3,477,424	$3,466,358	$(11,066)

Net loss reported	10-QSB	9/30/07	297,624	290,467	(7,157)

Net loss reported	10-QSB	12/31/07	1,433,866	1,438,494	4,628

Inception to date to March 31, 2007	10-KSB	3/31/07	1,170,487	1,178,330	7,843

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.  Our financial statements for the years ended March 31, 2009 and 2008, included in this annual report, have been audited by Patrick Rodgers, CPA.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company  is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required financial and other required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting (Continued)

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2009 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of March 31, 2009, our chief executive officer and Principal financial officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

Management’s Annual Report on Internal Control over Financial Reporting (Continued)

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None
PART III

Item10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

			Term of Office
Name	Age	Position	From	To	Director

Barry Sommervail	76	Chief Executive Officer	April 1. 2009	Present	Yes

Craig A. Perry	48	Director	March 28, 2007	Present	Yes

Gilles Ouellette	51	Secretary & Treasurer	March 28, 2007	Present	No

Barry Sommervail

Mr. Barry Somervail is an accomplished business entrepreneur and mining developer. He began his career as a stock broker in the eighties and eventually held a position as Vice President of a publically traded Canadian graphite mining company. He was instrumental in developing graphite mines located in Mont-Laurier Quebec and the stock price traded upwards of $7.50 and was very successful. He went on to develop and oversee privately held gold mining properties in famed Virginia City Nevada, home of the Comstock Lode, widely considered the world’s largest gold mining areas. Throughout this time to the present, his general work experience in the industrial minerals industry provided him numerous opportunities to be exposed to public companies.  Having the business acumen to diversify, he continued in mining and delved into other opportunities in “Green Eco Friendly” technologies arising from business relationships over the years.

Item10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued).

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

Code of Ethics

On December 31, 2003, the Board of Directors adopted a corporate code of ethics for its senior financial officers, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company believes the adopted code is reasonably designed to deter wrongdoing and promote honest and ethical conduct to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures in public reports and documents; compliance with applicable governmental laws, rules and regulations; ensures the prompt internal reporting of code violations, and provides accountability for adherence to this code.  These senior financial officers are expected to abide by this Code as well as by all of the Company’s other applicable business policies, standards, and guidelines.

Item10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued).

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

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2009, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Barry Sommervail (1)	2009	0	0	0	0	0	0	0	0
President & CEO
Andrea Cortellazzi (2)	2009	0	0	0	0	0	0	0	0
President & CEO	2008	0	0	0	0	0	0	0	0
And Treasurer
Gilles Ouellette (3)	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	2,500	0	0	0	0	2,500

(1) As of November 19, 2008, Mr. Sommervail was employed with the Company as President and CEO of the company with no compensation.
(2) As of November 19, 2008, Mr. Cortellazzi was no longer employed with the Company as an officer.

Employment Agreements

We have no employment agreements.
(3) Mr. Ouellette had no employment agreement, but on September 12, 2008 the company authorized 100,000 shares of restricted common stock for work performed during for the fiscal year ended March 31, 2008.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2009.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Barry Sommervail (1)	2009	0	0	0	0	0	0	0
Andrea Cortellazzi (2)	2009	0	0	0	0	0	0	0
	2008	0	7,500	0	0	0	0	7,500
Craig Perry (3)	2008	0	7,500	0	0	0	0	7,500
Gilles Ouellette (4)	2008	0	7,500	0	0	0	0	7,500

Under the Director compensation program, each Director are granted to receives an annual retainer of 150,000 shares of restricted common stock. Each Director is entitled to receive 150,000 shares per year and for each year of service. On April 18, 2008, each Director received their annual compensation for the fiscal period ending March 31, 2008.
.
In an addition, Directors will not be paid for a Committee meeting when that meeting coincides with a quarterly Board meeting. Directors will also receive reimbursement for reasonable expenses incurred in attending meetings of the Board of Directors.

(1) As of November 19, 2008, Mr. Sommervail was appointed as a Director for the Company.
(2) As of November 19, 2008, Mr. Cortellazzi resigned as a Director for the Company. On April 18, 2008, Mr. Cortellazzi is granted an annul retainer of 150,000 shares of restricted common stock at a market value of $7,500 for the year 2007.
(3) As of March 31, 2008, Mr. Perry resigned as a Director for the Company. On April 18, 2008, Mr. Perry is granted an annual retainer of 150,000 shares of restricted common stock at a market value of $7,500 for the year 2007.
(4) As of December 31, 2007, Mr. Ouellette has resigned as a Director of the Company. On April 18, 2008, Mr. Ouellette is granted an annual retainer of 150,000 shares of restricted common stock at a market value of $7,500 for the year 2007.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

The General Corporation Law of the State of Nevada, under which the Company is organized, permits the inclusion in the articles of incorporation of a corporation of a provision limiting or eliminating the potential monetary liability of directors to a corporation or its stockholders by reason of their conduct as directors. The provision would not permit any limitation on, or the elimination of, liability of a director for disloyalty to his or her corporation or its stockholders, failing to act in good faith, engaging in intentional misconduct or a knowing violation of the law, obtaining an improper personal benefit or paying a dividend or approving a stock repurchase that was illegal under Nevada law. Accordingly, the provisions limiting or eliminating the potential monetary liability of directors permitted by Nevada law apply only to the “duty of care” of directors, i.e., to unintentional errors in their deliberations or judgments and not to any form of “bad faith” conduct.

The articles of incorporation of the Company contain a provision which eliminates the personal monetary liability of directors to the extent allowed under Nevada law. Accordingly, a stockholder is able to prosecute an action against a director for monetary damages only if he or she can show a breach of the duty of loyalty, a failure to act in good faith, intentional misconduct, a knowing violation of law, an improper personal benefit or an illegal dividend or stock repurchase, as referred to in the amendment, and not “negligence” or “gross negligence” in satisfying his or her duty of care. Nevada law applies only to claims against a director arising out of his or her role as a director and not, if he or she is also an officer, his or her role as an officer or in any other capacity or to his or her responsibilities under any other law, such as the federal securities laws.

In addition, the Company’s articles of incorporation and bylaws provide that the Company will indemnify our directors, officers, employees and other agents to the fullest extent permitted by Nevada law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise. The Company has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

No pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought exists, and the Company is not aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the names of each person (including any "group") known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding common stock as of March 31, 2009, (54,008,386 issued and outstanding). Each person has sole voting power and investment power with respect to all shares of common stock.

	Name and Address	Amount and Nature of
Title of Class	of Beneficial Owner	Beneficial Ownership	Percent of Class

Andrea M. Cortellazzi		13,304,296	24.6%

Miniere Grenville (1)		7,159,090	13.5%

The above mentioned Corporation are controlled by Andrea Cortellazzi. If the ownership of the corporation is added together, the total percentage ownership of Mr. Cortellazzi is 38.1 percent.

Item 12.  Security Ownership of Certain Beneficial Owners and Management (Continued).

Changes of Control

There are no present arrangements that would result in changes of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Item 13.  Certain Relationships and Related Transactions and Director Independence..

Throughout our history, certain members of the Board of Directors, shareholders and general management have made loans to M45 to cover certain ordinary business expenses.

ITEM 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2009 and 2008 for professional services rendered by the principal accountant, for the audits of our annual financial statements and reviews of financial statements included in our Forms 10K and  10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years is shown below:.

	Billed
Year	Amount	Principal Accountant

2009	$3,000	Patrick Rodgers, CPA, PA
2008	$3,000	Patrick Rodgers, CPA, PA

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services rendered by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees are presented below:

Billed
Year	Amount	Principal Accountant

2009	$-	Patrick Rodgers, CPA, PA
2008	$-	Patrick Rodgers, CPA, PA

ITEM 14.  Principal Accountant Fees and Services (Continued).

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning are presented below:

Billed
Year	Amount	Principal Accountant

2009	$-	Patrick Rodgers, CPA, PA
2008	$-	Patrick Rodgers, CPA, PA

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountants, other than the services reported in paragraph (1), (2) and (3) above are presented below:

Billed
Year	Amount	Principal Accountant

2009	$-	Patrick Rodgers, CPA, PA
2008	$-	Patrick Rodgers, CPA, PA

The percentage of hours expended  on the principal accountants' engagement to audit our financial statements for the two most recent fiscal years that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Item 15.  Exhibits and Financial Statement Schedules.

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

Exhibits and Index of Exhibits (Continued):

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

M45 MINING RESOURCES INC.

Dated: October 28, 2009	By: /s/ Barry Sommervail
Barry Sommervail, CEO and Director

Dated: October 28, 2009	By: /s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.