Form 10-Q
period 2009-06-30
M45 Mining Resources, Inc.
filed 2009-12-07
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File No. 33-55254-42

M45 Mining Resources Inc.
(Exact name of registrant as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1212 Redpath Crescent, Montreal (Quebec) Canada	H3G 2K1
(Address of principal executive offices)	(Postal Code)

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

54,041,286 shares of Company’s common stock, par value $0.001 per share, were outstanding as of November 12, 2009.

M45 Mining Resources Inc.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of June 30, 2009 (unaudited) and March 31, 2009	3

	Statements of operations for the three months ended June 30, 2009 and 2008, and for the period from April1, 2004 (inception) to June 30, 2009 (Unaudited)	4

	Statements of cash flows for the three months ended June 30, 2009 and 2008, and for the period from April 1, 2004 (inception) to June 30, 2009 (Unaudited)	5

	Notes to unaudited financial statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

	SIGNATURES	18

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

M45 MINING RESOURCES INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)

Assets

Current assets
Cash	$—	$—
Prepaid expense	922	2,336

Total current assets	922	2,336

Fixed assets, net	70,211	75,274

Total assets	$71,133	$77,610

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilites	$3,000	$3,000
Payables due to related parties	171,548	146,422

Total current liabilities	174,548	149,422

Stockholders' deficit

Common stock, $.001 par value; 55,000,000 shares authorized, 54,008,386 shares issued and outstanding	54,008	54,008
Additional paid-in capital	6,862,985	6,862,985
Deficit accumulated during the development stage	(7,020,408)	(6,988,805)

Total stockholders deficit	(103,415)	(71,812)

Total liabilities and stockholders' deficit	$71,133	$77,610

The accompanying notes are an integral part of the financial statements.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Date of
	Three Months Ended		Inception to
	June 30		June 30,
	2009	2008	2009

Sales	$—	$—	$—

Expenses:
Mining claim acquisition costs	—	—	2,156,486
General and administrative	22,760	95,663	4,323,179
Marketing	—	—	48,503
Research and development	1,414	—	169,853
Interest on loan	2,367	3,568	70,979
Depriciation and Amortization	5,062	7,485	44,359
Total expenses	31,603	106,716	6,813,359

Net loss before discontinued operations and income taxes	(31,603)	(106,716)	(6,813,359)

Net effect of recapitlization	—	—	(124,668)
Discontinued operations - subsidiary	—	—	(255,997)
Disposal of subsidiary	—	—	173,616

Net loss before income taxes	(31,603)	(106,716)	(7,020,408)

Income Taxes	—	—	—

Net loss	$(31,603)	$(106,716)	$(7,020,408)

Basic and Diluted Loss Per Share:

Net loss per weighted average share
Net operating loss	$—	$—
Discontinued operations	—	—
Disposal of subsidiary	—	—

	$—	$—

Weighted average number of common shares used to compute net loss per weighted average share	54,008,386	36,699,030

The accompanying notes are an integral part of the  financial statements.

M45 RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Date of
	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2009	2008	2009

Cash flows from operations:
Net loss	$(31,603)	$(106,716)	$(7,020,408)

Adjustment to reconcile net loss to net cash
Disposal of subsidiary	—	—	(173,616)
Discontinued operations	—	—	255,997
Change in receivables	—	—	1,414
Expenses paid with stock	—	—	2,899,987
Employee Stock Option Plan	—	—	3,319,117
Prior period Foreign Exchange Fluctuation	—	—	(15,548)
Prepaid deposits	1,414	—	(922)
Depreciation	5,062	7,485	44,359

Increase (decrease) in operating liabilities
Changes in payables	—	—	86
Bank overdraft	—	—	—

Net cash used for operating activities	(25,127)	(99,231)	(689,534)

Cash flows from investing activities:

Acquisition of fixed assets	—	(7,303)	(101,243)
Leasehold Improvements	—	—	(13,329)
Net effect of recapitalization	—	—	124,668

Net cash provided by (used for) investing activities	—	(7,303)	10,096

Cash flows from financing activities:

Issuance of common stock	—	—	28,182
Net effect of recapitalization	—	—	5,470
Variation of advances from related parties	25,127	106,534	645,786

Net cash provided by financing activities	25,127	106,534	679,438

Net incresase in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Supplemental disclosures of cash flow information:

Interest	$—	$—	$50,744
Income tax	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at June 30, 2009 (unaudited) and the results of its operations for the three months ended June 30, 2009 (unaudited) and cash flows for the three months ended June 30, 2009 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months period ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2010.

These financial statements and the notes hereto should be read in conjunction with financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2009, which was filed October 30, 2009.

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

As of November 1, 2009, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

Significant Accounting Policies

Cash and cash equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalent balances in a bank and other financial institutions. Balances in excess of FDIC limitations may not be insured. There are no cash equivalents as of June 30, 2009.

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

Stock-based compensation.

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123R,  Share Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Stock-based compensation is included in general and administrative expenses for all periods presented.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

Fair value of financial instruments.

The Company follows SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value based on their short-term maturity. Stockholder loans are carried at cost.

Long-lived assets.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying values of its long-lived assets, including long-term investments, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.

Income taxes.

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740, Income Taxes, (“ASC 740”), formerly SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.
The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

Comprehensive income (loss).

SFAS No. 130, Reporting Comprehensive Income (Loss), requires companies to classify items of other comprehensive income (loss) in a financial statement. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive net loss is equal to its net loss for all periods presented.

Foreign Currency Translation.

The Company's functional currency is the Canadian dollar. Foreign currency transactions occasionally occur, and are primarily undertaken in Canadian dollars. The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with ASC 830, Foreign Currency Matters, formerly SFAS No. 52, Foreign Currency Translation.  Monetary balance sheet items denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date. Daily closing rates are used to translate revenues and expenses into Canadian dollars at rates of exchange in effect on a specific date. Resulting translation gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. Transactions in foreign currency are translated into United States dollars as follows: (i) Monetary items at the rate prevailing at the balance sheet date; (ii) non-monetary items at the historical exchange rate; and (iii) revenue and expenses that are monetary items are valued at the average rate in effect during the applicable accounting period.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

Interest Rate Risk.

The Company is exposed to fluctuating interest rates.

Basic and Diluted Net Income (Loss) Per Share.

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128). SFAS 128 requires dual presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. The Company had no potential common stock instruments which would result in a diluted loss per share.

Development Stage Company.

The Company currently has no revenues and is considered to be a development stage company under the provision of Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and reporting by Development Stage Enterprises.

Reclassifications.

Certain amounts reported in the previous year’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

Revenue Recognition.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements because it has not recognized any revenue to date.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have determined that the adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115 (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, we elected not to use the fair value option allowed by SFAS 159. We have determined that the adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

Recent Accounting Pronouncements (continued)

On September 1, 2009, the Company adopted the accounting pronouncement on noncontrolling interests in consolidated financial statements (ASC Topic 810).   This pronouncement requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity and changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.   This pronouncement required retrospective application to all prior periods presented.  The adoption of the Codification had no impact on the Company’s financial condition, results of operations or cash flows.

On September 1, 2009, the Company adopted the revised accounting pronouncement relating to business combinations (ASC Topic 805), including assets acquired and liabilities assumed arising from contingencies.  This pronouncement requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  This pronouncement also amends the accounting and disclosure requirements for assets and liabilities in a business combination that arise from contingencies.   In addition, with the adoption of this pronouncement, changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are to be recognized as adjustments to income tax expense rather than goodwill.  This adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1,  Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be effective for our fiscal year beginning April 1, 2009.  We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”) (ASC Topic 105).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  As a result of the adoption of this pronouncement, Quarterly Reports on Form 10-Q for all quarters ending after June 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.  Accordingly, all accounting references will be updated and SFAS references will be replaced with ASC references as if the SFAS has been adopted into the Codification.    We do not expect the adoption of the adoption of the Codification to have a material impact on the Company’s financial condition, results of operations, or cash flows.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 7,020,408 from inception to June 30, 2009 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

NOTE 3: PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	June 30,	March 31,	Estimated
	2009	2009	Useful Lives

Furniture and equipment	$101,243	$101,243	3 - 5 years
Leasehold improvements	13,329	13,329	3 years
	114,572	114,572
Less accumulated depreciation	44,361	39,298

Property and equipment, net	$70,211	$75,274

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation expense for the quarter ended June 30, 2009 and 2008 was $5,062 and $7,485, respectively.

NOTE 4: PAYABLE DUE TO RELATED PARTIES

At June 30, 2009, the Company was indebted to Andrea M. Cortellazzi, a shareholder of the Company for $171,548. The note bears interest at 6 % per annum.

NOTE 5: COMMON STOCK

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 54,008,386 shares were issued and outstanding as of November 12, 2009. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

NOTE 6: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three months ended June 30, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases totaled $10,500 for the three months ended June 30, 2009 and 2008, respectively.

NOTE 8: INCOME TAXES

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, Income Taxes, (“ASC 740”), formerly SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company accounts for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 , where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained on an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Condensed Consolidated Statement of Income. As of June 30, 2009, the Company has not recognized any adjustment for uncertain tax provisions.

Included in the Company’s net deferred tax assets are approximately $2.4 million of potential future tax benefits from prior unused tax losses.   Realization of these tax assets depends on sufficient future taxable income before the benefits expire.  It is not certain that the Company will have sufficient future taxable income to utilize the loss carryforward benefits before they expire. Therefore, an allowance has been provided for the full amount of the net deferred tax asset.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to: i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; ii) unanticipated working capital or other cash requirements; iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and iv) various competitive market factors that may prevent us from competing successfully in the marketplace

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes attached thereto. Our current fiscal year ends March 31, 2010.

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
June 30, 2009

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

Results of Operation

For the three month periods ended June 30, 2009 and 2008, the Company reported $-0- revenue, respectively.  For the quarter ended June 30, 2009, total expenses were $31,603, a $75,113, or 70%, decrease from the $106,716 reported for the same period in 2008. Approximately $38,000 of this decrease is attributable to a decrease in consulting and professional fees.  Total expenses reported for the quarter ended June 30, 2009 and 2008 primarily represent expenses incurred for general administration, occupancy (rent, utilities, and other related costs at $3,500 monthly), amortization and depreciation, consulting, travel, filing fees, professional services, and interest against a note payable to a shareholder.  A significant shareholder of the Company has been making advances to the Company for the payment of operating expense; he has agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements.  He has also agreed to convert these advances into equity (issuance of restricted shares).

Liquidity and Capital Resources

M45 is a development stage company, and through the date of this Report, it has not generated revenue from operations.  The Company does not have sufficient cash or cash equivalents to satisfy its cash requirements for the next twelve months.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

Liquidity and Capital Resources (continued)

The Company has an accumulated deficit of $7,020,408. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

For the period ending June 30, 2009, the Company had no off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk .

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act .

ITEM 4.  Controls and Procedures

Our management, under the supervision of and with the participation of the chief executive officer and chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009, the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls were not effective as of that date.

In our Annual Report on Form 10-KSB/A filed for the year ended March 31, 2008, the Company reported a material weakness in internal control over financial reporting relating to lack of policies and procedures, lack of sufficient accounting staff, lack of segregation of duties necessary for a good system of internal control, over-reliance upon independent financial reporting consultants, the adequacy of accounting systems with procedures to ensure that financial information is secure and accurately recorded and reported. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of June 30, 2009 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-KSB/A for the year ended March 31, 2008 and again in our Annual Report on Form 10-K for the year ended March 31, 2009, and further described in this paragraph, were not remediated as November 30, 2009.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of November 30, 2009.

ITEM 4.  Controls and Procedures (continued).

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

The Company has created and refined a structure in which critical accounting policies and estimates are identified, and together with other complex areas, is subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, management will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.

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

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2009 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: December 1, 2009	By:	/s/ Barry Sommervail
Barry Sommervail, CEO and Director

Dated: December 1, 2009	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer, and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Dated: December 1, 2009	By:	/s/ Barry Sommervail
Barry Sommervail, CEO and Director

Dated: December 1, 2009	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer