Form 10-Q
period 2009-09-30
M45 Mining Resources, Inc.
filed 2009-12-07
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File No. 33-55254-42

M45 Mining Resources Inc.
(Exact name of registrant as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1212 Redpath Crescent, Montreal (Quebec) Canada	H3G 2K1
(Address of principal executive offices)	(Postal Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,”  “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

54,041,286 shares of Company’s common stock, par value $0.001 per share, were outstanding as of December 1, 2009.

M45 Mining Resources Inc.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

M45 MINING RESOURCES INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	March 31
	2009	2009
	(Unaudited)

Assets

Current assets
Cash	$—	$—
Prepaid expense	—	2,336

Total current assets	—	2,336

Fixed assets, net	65,149	75,274

Total assets	$65,149	$77,610

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilites	$3,000	$3,000
Payables due to related parties	186,747	146,422

Total current liabilities	189,747	149,422

Stockholders' deficit

Common stock, $.001 par value; 55,000,000 shares authorized, 54,008,386 shares issued and outstanding	54,008	54,008
Additional paid-in capital	6,862,985	6,862,985
Deficit accumulated during the development stage	(7,041,591)	(6,988,805)

Total stockholders deficit	(124,598)	(71,812)

Total liabilities and stockholders' deficit	$65,149	$77,610

The accompanying notes are an integral part of these financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Date of
	Three Months Ended		Six Months Ended		Inception to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Sales	$—	$—	$—	$—	$—

Expenses:
Mining claim acquisition costs	—	—	—	—	2,156,486
General and administrative	12,532	75,511	35,292	171,174	4,335,711
Marketing		3,998	—	3,988	48,503
Research and development	922	2,828	2,336	2,828	170,775
Interest on loan	2,667	4,990	5,034	8,558	73,646
Depreciation and Amortization	5,062	7,728	10,124	15,213	49,421
Total expenses	21,183	95,055	52,786	201,761	6,834,542

Net loss before discontinued operations and income taxes	(21,183)	(95,055)	(52,786)	(201,761)	(6,834,542)

Net effect of recapitlization	—	—	—	—	(124,668)
Discontinued operations - subsidiary	—	—	—	—	(255,997)
Disposal of subsidiary	—	—	—	—	173,616

Net loss before income taxes	(21,183)	(95,055)	(52,786)	(201,761)	(7,041,591)

Income taxes	—	—	—	—	—

Net loss	$(21,183)	$(95,055)	$(52,786)	$(201,761)	$(7,041,591)

Basic and Diluted Loss Per Share:

Net loss per weighted average share
Net operating loss	$—	$—	$—	$(0.01)
Discontinued operations	—	—	—	—
Disposal of subsidiary	—	—	—	—

	$—	$—	$—	$(0.01)
Weighted average number of common shares used to compute net loss per weighted average share	54,008,386	36,699,030	54,008,386	36,699,030

The accompanying notes are an integral part of these financial statements.

M45 RESOURCES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Date of
	Six Months Ended		Inception to
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash Flows From Operations:
Net loss	$(52,786)	$(201,761)	$(7,041,591)

Adjustment to reconcile net loss to net net cash used by operating activities:
Disposal of subsidiary	—	—	(173,616)
Discontinued operations	—	—	255,997
Depreciation	10,124	15,213	49,421
Expenses paid with stock	—	—	2,899,987
Employee stock option plan	—	—	3,319,117
Prior period foreign exchange fluctuation	—	—	(15,548)

Changes in operating assets and liabilities:
Receivables	(1,414)	—	—
Prepaid deposits	2,336	2,828	—
Payables	—	—	86
Net cash used for operating activities	(41,740)	(183,720)	(706,147)

Cash flows from investing activities:

Acquisition of fixed assets	—	(7,303)	(101,243)
Leasehold Improvements	—	—	(13,329)
Net effect of recapitalization	—	—	124,668
Net cash provided by (used for) investing activities	—	(7,303)	10,096

Cash flows from financing activities:

Issuance of common stock	—	—	28,182
Net effect of recapitalization	—	—	5,470
Variation of advances from related parties	41,740	191,023	662,399
Net cash provided by financing activities	41,740	191,023	696,051

Net incresase in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

Supplemental disclosures of cash flow information:

Interest	$—	$—	$50,744
Income tax	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at September 30, 2009 (unaudited) and the results of its operations for the three and six month periods ended September 30, 2009 (unaudited) and cash flows for the six months ended September 30, 2009 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six month periods ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2010.

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

As of December 1, 2009, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

Significant Accounting Policies

Cash and cash equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalent balances in a bank and other financial institutions. Balances in excess of FDIC limitations may not be insured. There are no cash equivalents as of September 30, 2009.

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

Stock-based compensation.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Stock-based compensation is included in general and administrative expenses for all periods presented.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

Fair value of financial instruments.

ASC Topic 820, Fair Value Measurements and Disclosure” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Long-lived assets.

In accordance with ASC Topic 360-10 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying values of its long-lived assets, including long-term investments, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.

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

Comprehensive income (loss).

FASB ASC 220-10 (formerly known as SFAS No. 130, Reporting Comprehensive Income (Loss), requires companies to classify items of other comprehensive income (loss) in a financial statement. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive net loss is equal to its net loss for all periods presented.

Foreign Currency Translation.

The Company's functional currency is the Canadian dollar. Foreign currency transactions occasionally occur, and are primarily undertaken in Canadian dollars. The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with ASC 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation).  Monetary balance sheet items denominated in foreign currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet date. Daily closing rates are used to translate revenues and expenses into Canadian dollars at rates of exchange in effect on a specific date. Resulting translation gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. Transactions in foreign currency are translated into United States dollars as follows: (i) Monetary items at the rate prevailing at the balance sheet date; (ii) non-monetary items at the historical exchange rate; and (iii) revenue and expenses that are monetary items are valued at the average rate in effect during the applicable accounting period.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

Interest Rate Risk.

The Company is exposed to fluctuating interest rates.

Basic and Diluted Net Income (Loss) Per Share.

We compute basic earnings per share (“basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period; diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. The Company had no potential common stock instruments which would result in a diluted loss per share.

Development Stage Company.

The Company currently has no revenues and is considered to be a development stage company under the provision of FASB ASC 915 (formerly SFAS No. 7, Accounting and reporting by Development Stage Enterprises).

Reclassifications.

Certain amounts reported in the previous year’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

Revenue Recognition.

In accordance with the ASC Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB ASC Topic 158-320-05 and 320-10-05, Recognition and Presentation of Other-Than-Temporary Impairments (FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2), to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  We adopted this standard effective July 1, 2009, and it did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued FASB ASC Topic 820-10-05, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4).  FASB ASC Topic 820-10-05 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed.  This pronouncement is effective for periods ending after June 15, 2009.  We adopted this standard effective July 1, 2009, and it did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued FASB ASC Topic 270-10-05, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FASB ASC Topic 270-10-05 enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Before this guidance was adopted, fair values for these assets and liabilities were disclosed only once a year.  The guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  This pronouncement is effective for periods ending after June 15, 2009.  We adopted this standard effective July 1, 2009, and it did not have a material impact on our financial position and results of operations.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB ASC Topic 805-10-10, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (SFAS 141(R)-1), to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FASB ASC Topic 805-10-10, Business Combinations (SFAS 141(R)).  Under this guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  We do not believe adoption of FASB ASC Topic 805-10-10 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FASB ASC Topic 855-10-05, Subsequent Events (SFAS 165).  This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB ASC Topic 855-10-05 is effective for fiscal years and interim periods ending after June 15, 2009.  We adopted this standard effective July 1, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events that would require further disclosure

On September 1, 2009, the Company adopted the accounting pronouncement on noncontrolling interests in consolidated financial statements (ASC Topic 810).  This pronouncement requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity and changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  This pronouncement required retrospective application to all prior periods presented.  The adoption of the Codification had no impact on the Company’s financial condition, results of operations or cash flows.

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

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

Recent Accounting Pronouncements (continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”) (ASC Topic 105).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  As a result of the adoption of this pronouncement, Quarterly Reports on Form 10-Q for all quarters ending after September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.  Accordingly, all accounting references will be updated and SFAS references will be replaced with ASC references as if the SFAS has been adopted into the Codification.    We do not expect the adoption of the adoption of the Codification to have a material impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 7,041,591 from inception to September 30, 2009 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

NOTE 3: PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	September 30,	March 31,	Estimated
	2009	2009	Useful Lives

Furniture and equipment	$101,243	$101,243	3 - 5 years
Leasehold improvements	13,329	13,329	3 years
	114,572	114,572
Less accumulated depreciation	49,423	39,298

Property and equipment, net	$65,149	$75,274

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation expense for the quarter ended September 30, 2009 and 2008 was $5,062 and $7,728, respectively.

NOTE 4: PAYABLE DUE TO RELATED PARTIES

At September 30, 2009, the Company was indebted to Andrea M. Cortellazzi, a shareholder of the Company for $186,747. The note bears interest at 6 % per annum.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

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

NOTE 6: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three months ended September 30, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases totaled $10,500 for the three months ended September 30, 2009 and 2008, respectively.

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

The Company accounts for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 , where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained on an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Condensed Consolidated Statement of Income. As of September 30, 2009, the Company has not recognized any adjustment for uncertain tax provisions.

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
September 30, 2009

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
September 30, 2009

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

Results of Operation

For the three and six month periods ended September 30, 2009 and 2008, the Company reported $-0- revenue, respectively.  For the quarter ended September 30, 2009, total expenses were $21,183, a $73,872, or 77%, decrease from the $95,055 reported for the same period in 2008. Approximately $25,000 of this decrease is attributable to a decrease in consulting and professional fees.  For the six months ended September 30, 2009, total expenses were $52,786, a $148,975, or 73%, decrease from the $201,761 reported for the same period in 2009. Approximately $63,000 of this decrease is attributable to a decrease in consulting and professional fees.

Total expenses reported for the three and six month periods ended September 30, 2009 and 2008 primarily represent expenses incurred for general administration, occupancy (rent, utilities, and other related costs at $3,500 monthly), amortization and depreciation, consulting, travel, filing fees, professional services, and interest against a note payable to a shareholder.  A significant shareholder of the Company has been making advances to the Company for the payment of operating expense; he has agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements.  He has also agreed to convert these advances into equity (issuance of restricted shares).

Liquidity and Capital Resources

M45 is a development stage company, and through the date of this Report, it has not generated revenue from operations.  The Company does not have sufficient cash or cash equivalents to satisfy its cash requirements for the next twelve months.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

Liquidity and Capital Resources (continued)

The Company has an accumulated deficit of $7,041,591. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

For the period ending September 30, 2009, the Company had no off-balance sheet arrangements.

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

In our Annual Report on Form 10-KSB/A filed for the year ended March 31, 2008, the Company reported a material weakness in internal control over financial reporting relating to lack of policies and procedures, lack of sufficient accounting staff, lack of segregation of duties necessary for a good system of internal control, over-reliance upon independent financial reporting consultants, the adequacy of accounting systems with procedures to ensure that financial information is secure and accurately recorded and reported. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of September 30, 2009 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-KSB/A for the year ended March 31, 2008 and again in our Annual Report on Form 10-K for the year ended March 31, 2009, and further described in this paragraph, were not remediated as December 1, 2009.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of December 1, 2009.

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

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2009 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: December 3, 2009	By:	/s/ Barry Sommervail
Barry Sommervail, CEO and Director

Dated: December 3, 2009	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer, and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Dated: December 3, 2009	By:	/s/ Barry Sommervail
Barry Sommervail, CEO and Director

Dated: December 3, 2009	By:	/s/ Gilles Ouellette
Gilles Ouellette, Secretary/Treasurer