Form 10-Q
period 2009-12-31
M45 Mining Resources, Inc.
filed 2010-03-08
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File No. 33-55254-42

M45 Mining Resources Inc.

(Exact name of registrant as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1212 Redpath Crescent, Montreal (Quebec) Canada	H3G 2K1
(Address of principal executive offices)	(Postal Code)

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

54,041,286 shares of Company’s common stock, par value $0.001 per share, were outstanding as of February 15, 2010.

M45 Mining Resources Inc.
(A Developmental Stage Company)
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of December 31, 2009 (unaudited) and March 31, 2009	3

	Statements of Operations for the three and nine months ended December 31, 2009 and 2008, and for the period from April1, 2004 (inception) to December 31, 2009 (Unaudited)	4

	Statements of cash flows for the nine months ended December 31, 2009 and 2008, and for the period from April 1, 2004 (inception) to December 31, 2009 (Unaudited)	5

	Notes to unaudited financial statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

	SIGNATURES	18

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

M45 MINING RESOURCES INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	March 31
	2009	2009
	(Unaudited)

Assets

Current assets
Cash	$-	$-
Prepaid expense	-	2,336

Total current assets	-	2,336

Fixed assets, net	67,162	75,274
Intangible Assets bet of amortization	7,487	-

Total assets	$74,649	$77,610

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilites	$-	$3,000
Payables due to related parties	301,279	146,422

Total current liabilities	301,279	149,422

Stockholders' deficit

Common stock, $.001 par value; 55,000,000 shares authorized, 54,008,386 shares issued and outstanding	54,008	54,008
Additional paid-in capital	6,862,985	6,862,985
Deficit accumulated during the development stage	(7,143,623)	(6,988,805)

Total stockholders deficit	(226,630)	(71,812)

Total liabilities and stockholders' deficit	$74,649	$77,610

The accompanying notes are an integral part of these financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Date of
	Three Months Ended		Nine Months Ended		Inception to
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Sales	$-	$-	$-	$-	$-

Expenses:
Mining claim acquisition costs	-	-	-	-	2,156,486
General and administrative	87,700	76,141	122,992	247,315	4,423,411
Marketing		-	-	3,988	48,503
Research and development	5,000	1,414	7,336	4,242	175,775
Interest on loan	3,633	6,232	8,667	14,790	77,279
Depreciation and Amortization	5,698	7,726	15,823	22,938	55,120
Total expenses	102,031	91,513	154,818	293,273	6,936,574

Net loss before discontinued operations and income taxes	(102,031)	(91,513)	(154,818)	(293,273)	(6,936,574)

Net effect of recapitlization	-	-	-	-	(124,668)
Discontinued operations - subsidiary	-	-	-	-	(255,997)
Disposal of subsidiary	-	-	-	-	173,616

Net loss before income taxes	(102,031)	(91,513)	(154,818)	(293,273)	(7,143,623)

Income taxes	-	-	-	-	-

Net loss	$(102,031)	$(91,513)	$(154,818)	$(293,273)	$(7,143,623)

Basic and Diluted Loss Per Share:

Net loss per weighted average share
Net operating loss	$-	$-	$-	$(0.01)
Discontinued operations	-	-	-	-
Disposal of subsidiary	-	-	-	-

	$-	$-	$-	$(0.01)
Weighted average number of common shares used to compute net loss per weighted average share	54,008,386	36,699,030	54,008,386	36,699,030

The accompanying notes are an integral part of these financial statements.

M45 RESOURCES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Date of
	Nine Months Ended		Inception to
	December 31,	December 30,	December 30,
	2009	2008	2009

Cash Flows From Operations:
Net loss	$(154,818)	$(293,273)	$(7,196,409)

Adjustment to reconcile net loss to net net cash used by operating activities:
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Depreciation	15,823	22,938	65,244
Expenses paid with stock	-	-	2,899,987
Employee stock option plan	-	-	3,319,117
Prior period foreign exchange fluctuation	-	-	(15,548)

Changes in operating assets and liabilities:
Receivables		-	-
Prepaid deposits	2,336	4,242	2,336
Payables	(3,000)	-	(2,914)
Net cash used for operating activities	(139,659)	(266,093)	(845,806)

Cash flows from investing activities:

Acquisition of intangible and fixed assets	(15,198)	(7,303)	(116,441)
Leasehold Improvements	-	-	(13,329)
Net effect of recapitalization	-	-	124,668
Net cash provided by (used for) investing activities	(15,198)	(7,303)	(5,102)

Cash flows from financing activities:

Issuance of common stock	-	-	28,182
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	154,857	273,396	817,256
Net cash provided by financing activities	154,857	273,396	850,908

Net incresase in cash	-	-	-
Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest	$-	$-	$50,744
Income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited financial statements of M45 Mining Resources Inc (“M45” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at December 31, 2009 (unaudited) and the results of its operations for the three and nine month periods ended December 31, 2009 (unaudited) and cash flows for the nine months ended December 31, 2009 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending March 31, 2010.

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

As of February 22, 2010, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

The Company had no revenues for the three and nine month periods ended December 31, 2009 and 2008.  In 2008 the Company has hired an external geologist firm to conduct geologic reports NI-43-101 on its Matagami property for an approximate cost of $90,000. The Company also incurred operation costs related to completing marketing material such as; Logo’s Web site, summaries and other corporate presentation material. In accordance with an expense sharing agreement entered into on April 1, 2007, the Company pays rent, telephone, utilities, and other expenses for operational support at a set price of $3,500 per month. Total expenses also include expenses incurred for legal fees, filing expenses, press releases, traveling expenses, representation costs, mailings, research costs, and various operational costs. For the three and nine month periods ended December 31, 2009 and 2008, the Company reported total expenses of  $102,031 and $91,513 and $154,818 and $293,273, respectively.  Two majority control shareholders advance the Company funds needed to pay for the expenses incurred during the three and nine month periods ended December 31, 2009 and 2008. These shareholders have agreed to continue to support operational costs until the Company can generate revenues from commercial operations or funds from financing activities.

M45 Mining Resources Inc
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

Significant Accounting Policies

Cash and cash equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalent balances in a bank and other financial institutions. Balances in excess of FDIC limitations may not be insured. There are no cash equivalents as of December 31, 2009.

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

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

Fair value of financial instruments.

ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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
December 31, 2009

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
December 31, 2009

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
December 31, 2009

Recent Accounting Pronouncements (continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”) (ASC Topic 105).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  As a result of the adoption of this pronouncement, Quarterly Reports on Form 10-Q for all quarters ending after December 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.  Accordingly, all accounting references will be updated and SFAS references will be replaced with ASC references as if the SFAS has been adopted into the Codification.    We do not expect the adoption of the adoption of the Codification to have a material impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has an accumulated deficit of $ 7,143,623 from inception to December 31, 2009 and does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

NOTE 3: PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	December 31,	March 31,	Estimated
	2009	2009	Useful Lives

Furniture and equipment	$108,743	$101,243	3 - 5 years
Leasehold improvements	13,329	13,329	3 years
	122,072	114,572
Less accumulated depreciation	54,910	39,298

Property and equipment, net	$67,162	$75,274

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation expense for the quarter ended December 31, 2009 and 2008 was $5,698 and $15,823, respectively.

NOTE 4: PAYABLE DUE TO RELATED PARTIES

At December 31, 2009, the Company was indebted to multiple shareholders of the Company for $301,279. The notes bear interest at 6 % per annum.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

NOTE 5: COMMON STOCK

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 54,008,386 shares were issued and outstanding as of February 15, 2010. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

NOTE 6: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three months ended December 31, 2009 and 2008, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants is anti-dilutive.

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases totaled $9,500 and $10,500 for the three months ended December 31, 2009 and 2008, respectively.

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

The Company accounts for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 , where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained on an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Condensed Consolidated Statement of Income. As of December 31, 2009, the Company has not recognized any adjustment for uncertain tax provisions.

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
December 31, 2009

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
December 31, 2009

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

Results of Operation

For the three and nine month periods ended December 31, 2009 and 2008, the Company reported $-0- revenue, respectively. For the quarter ended December 31, 2009, total expenses were $102,032, a $10,519, or 11%, increase from the $91,513 reported for the same period in 2008. Approximately $24,000 of this increase is attributable to a increase in consulting and professional fees. For the nine months ended December 31, 2009, total expenses were $154,818, a $138,455, or 47%, decrease from the $293,273 reported for the same period in 2009. Approximately $44,000 of this decrease is attributable to a decrease in consulting and professional fees.

Total expenses reported for the three and nine month periods ended December 31, 2009 and 2008 primarily represent expenses incurred for general administration, occupancy (rent, utilities, and other related costs at $3,500 monthly), amortization and depreciation, consulting, travel, filing fees, professional services, and interest against a note payable to a shareholder. Significant shareholders of the Company have been making advances to the Company for the payment of operating expense; they have agreed to continue providing capital for ongoing operations, until such time the Company can generate revenues from commercial operations or increase capital through various financing arrangements. They have also agreed to convert these advances into equity (issuance of restricted shares).

Liquidity and Capital Resources

M45 is a development stage company, and through the date of this Report, it has not generated revenue from operations.  The Company does not have sufficient cash or cash equivalents to satisfy its cash requirements for the next twelve months.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2009

Liquidity and Capital Resources (continued)

The Company has an accumulated deficit of $7,143,623. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

For the period ending December 31, 2009, the Company had no off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk .

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act .

ITEM 4.  Controls and Procedures

Our management, under the supervision of and with the participation of the chief executive officer and chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009, the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls were not effective as of that date.

In our Annual Report on Form 10-KSB/A filed for the year ended March 31, 2008, the Company reported a material weakness in internal control over financial reporting relating to lack of policies and procedures, lack of sufficient accounting staff, lack of segregation of duties necessary for a good system of internal control, over-reliance upon independent financial reporting consultants, the adequacy of accounting systems with procedures to ensure that financial information is secure and accurately recorded and reported. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.  In connection with our overall assessment of internal control over financial reporting, we have evaluated the effectiveness of our internal controls as of December 31, 2009 and have concluded that the material weaknesses first reported in our Annual Report on Form 10-KSB/A for the year ended March 31, 2008 and again in our Annual Report on Form 10-K for the year ended March 31, 2009, and further described in this paragraph, were not remediated as December 1, 2009.

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

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2009 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February, 25, 2010	By:	/s/ Barry Somervail
Barry Somervail, CEO and Director

Dated: February, 25, 2010	By:	/s/ Gilles Ouellette
Gilles Ouellette, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

M45 MINING RESOURCES INC.

Dated: February, 25, 2010	By:	/s/ Barry Somervail
Barry Somervail, CEO and Director

Dated: February, 25, 2010	By:	/s/ Michel Yamani
Michel Yamani, Secretary/Treasurer