Form 10-K
period 2010-03-31
Neuro Biotech Corp
filed 2010-07-02
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934 for the fiscal year ended March 31, 2010

☐  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934 for the transition period from __________ to __________

Commission file number: 33-55254-42

M45 Mining Resources Inc.
(Name of small business issuer in its charter)

NEVADA	87-0485310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4020 St-Ambroise Suite 497, Montréal, (Quebec) Canada
(Address of principal executive offices)  (H4C-2C7)

Issuer's telephone number, including area code:      (438) 380-9324

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

As of June 10, 2010, there were 53,120,886 shares of the common stock issued and outstanding. The aggregate market value of the common equity held by non-affiliates (based on the average bid and ask price of the common stock) as of June 10, 2010 was $3,187,253 (USD).

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

Roadvision became a wholly-owned subsidiary of M45 and, upon the issuance of shares, the Roadvision Selling Shareholders owned approximately 42% of all of M45's issued and outstanding stock. M45 currently has a total of 53,120,886 shares of common stock issued and outstanding.

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

As of June 10, 2010, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

The Company reported no revenues for the fiscal years ended March 31, 2010 and 2009.  On April 1, 2007, the Company entered into an arrangement with its principal shareholder to pay rent and common shared expenses at set price of $3,500 per month and covers such expenses as rent, telephone costs, utilities and other similar operational support costs. On April 7, 2008, the principal shareholder converted the outstanding note balance due him from the Company for advances he had previously made to the Company for payment of general operational support expenses. He received a total of 4,989,440 shares of common stock at a price of $0.15 a share. Subsequent to receipt of these shares as full payment of the note payable due him, the principal shareholder advanced the Company an additional $192,394 for the payment of the same type of operational support expenses.  The principal shareholder has agreed to continue to provide financial support for the payment of general operational support expenses until such time the Company begins to generate revenues.

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

ITEM 1B.  Unresolved Staff Comments.

None

ITEM 2.  Description of Property.

The Company occupies office space supplied by is principal shareholder; the fixed monthly arrangement with its principal shareholder (referred to above: “Business of Issuer”) includes an allowance for space rental. The occupied space is located at: 4020 St-Ambroise Suite 497, Montréal, (Quebec) Canada.

At the present time, the Company does not have any intentions of investing in any real estate property; real estate mortgages, real estate backed securities, or have any agreements with persons primarily engaged in real estate activities.

During the fiscal year ended March 31, 2010, the Company did not own, intend to own, or lease any other property.

ITEM 3.  Legal Proceedings.

As of the date hereof, there are no legal proceedings pending or threaten by or against the Company. Nor are any of its directors, officers or affiliates in a party adverse to the Company in any legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2010.

PART II

ITEM 5.  Market Price for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company has authorized capital stock of 55,000,000 shares of common stock with a par value of $.001, of which 53,120,886 shares were issued and outstanding as of June 10, 2010. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES".

The table below sets forth the reported and summarized high and low bid prices of the common stock for each quarter shown, as provided by the NASD Trading and Market Services.

Market Information (Continued)

The quotations reflect inter-dealer prices, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions in our securities.

Fiscal Year Ended on March 31, 2010
Quarterly Common Stock Bid Price Range	High	Low
March 31, 2010	0.1000	0.0150
December 31, 2009	0.0150	0.0070
September 30, 2009	0.0250	0.0075
June 30, 2009	0.0200	0.0020

Fiscal Year Ended on March 31, 2009
Per Share Common Stock Bid Prices by Quarter	High	Low
March 31, 2009	0.0150	0.0005
December 31, 2008	0.0350	0.0100
September 30, 2008	0.0910	0.0090
June 30, 2008	0.1000	0.0100

Holders

As of June 30, 2010, there were approximately 540 holders of record of the Company's common stock. The number of registered shareholders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Recent Sale of Unregistered Securities

The Company did not sell any securities without registration under the Securities Act of 1933 or in a transaction exempt from registration that was not previously reported on a Form 10-Q, Form 10-QSB, or in a Form 8-K during the fiscal years ended March 31, 2010  and 2009.

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

Plan of Operation (Continued)

M45 plans to focus its operations and development on the Matagami Mining Camp or more precisely in the specific area where the Company has obtained a full survey NI-43-101 report. The report clearly indicates the presence of six (6) major airborne magnetic anomalies similar to the Perseverance Zinc mine owned by the world mining leader Xstrata plc in the Matagami Mining Camp, Quebec, and located six (6) kilometers from M45’s territory. The independent geologist firm confirmed this information being of sufficient merit to recommend an immediate massive drilling program at a cost of $ 2.8 million (Cdn). As of June 10, 2010, the Company has not selected a mineral drilling sub-contractor. The NI-43-101 report stipulated that any drilling operations must be executed between months of January and  March, because some of the key targets are positioned in swampy areas, and, in addition, ice platforms and bridges represent an economic advantageous. Our progress, in this regard, will depend on our ability to raise enough financing to pursue the drilling program.

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

Liquidity and Capital Resources

Since inception and through the date of this report, we have issued 53,120,886 shares of our common stock and received cash from all financing activities of $417,568.

Off-Balance Sheet Arrangements

For the year ending March 31, 2010, the Company has no off-balance sheet arrangements.

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

Revenue Recognition

For the fiscal years ended March 31, 2010 and 2009, the Company did not realize any revenues from its mining operations.

Impairment of long lived assets

In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of April 1, 2010.

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

M45 MINING RESOURCES INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
M45 Mining Resources Inc.

I have audited the accompanying balance sheet of M45 Mining Resources Inc. (a development stage company) as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended March 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements present fairly, in all material respects, the financial position of M45 Mining Resources Inc. as of March 31, 2010 and 2009, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrick Rodgers, CPA, PA
Certified Public Accountants
Altamonte Springs, Florida
June 28, 2010

M45 MINING RESOURCES INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,
	2010	2009

ASSETS

Current Assets
Cash	$-	$-
Prepaid expense	-	2,336

Total Current Assets	-	2,336

Fixed assets, net	61,755	75,274
Website development cost, net	14,599	-

Total Assets	$76,354	$77,610

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilites	$19,719	$3,000
Notes Payables	401,849	146,422

Total Current Liabilities	421,568	149,422

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value; 55,000,000 shares
authorized, 53,120,886 shares issued and outstanding,	53,121	53,121
Additional paid-in capital	6,863,872	6,863,872
Deficit accumulated during the development stage	(7,262,207)	(6,988,805)

Total Stockholders Equity (Deficit)	(345,214)	(71,812)

Total Liabilities and Stockholders' Equity (Deficit)	$76,354	$77,610

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Date of
			Inception to
	Year Ended March 31,		March 31,
	2010	2009	2010

Sales	$-	$-	$-
Expenses:

Mining claim acquisition costs	-	-	2,156,486
General and administrative	230,926	374,136	4,531,345
Marketing	888	3,988	49,391
Research and development	7,336	20,657	175,775
Interest Expense	11,676	16,493	80,288
Depreciation and Amortization	22,576	28,014	61,873
Total expenses	273,402	443,288	7,055,158

Net Loss Before Discontinued Operations and Income Taxes	(273,402)	(443,288)	(7,055,158)

Net effect of recapitalization	-	-	(124,668)
Discontinued operations - subsidiary	-	-	(255,997)
Disposal of subsidiary	-	-	173,616

Net Loss Before Income Taxes	(273,402)	(443,288)	(7,262,207)

Income taxes	-	-	-

Net Loss	$(273,402)	$(443,288)	$(7,262,207)

BASIC AND DILUTED LOSS PER SHARE

Net loss per weighted average share
Net operating loss	$(0.01)	$(0.01)
Discontinued operations	-	-
Disposal of subsidiary	-	-

	$(0.01)	$(0.01)
Weighted average number of common shares used to compute net loss per weighted average share	53,120,886	47,502,294

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Deveopment
	Shares	Amount	Capital	Stage	Total

Balance, March 31, 2007	17,571,590	$17,572	$1,127,915	$(1,178,330)	$(32,843)

Employee Stock Option Plan	7,000,000	7,000	3,318,000		3,325,000
Expense paid with Stock	-	-	(5,883)		(5,883)
Miniere Grenville Stocks	6,250,000	6,250	1,243,750		1,250,000
Notes Payable exchanged for stock	4,989,940	4,990	743,501	-	748,491
Net loss for year	-	-	-	(5,367,187)	(5,367,187)

Balance, March 31, 2008	35,811,530	35,812	6,427,283	(6,545,517)	(82,422)

Expense paid with Stock	8,595,000	8,595	42,880		51,475
Directors & Offices paid with stock	550,000	550	24,450		25,000
Notes Payable exchanged for stock	8,164,356	8,164	369,259		377,423
Net loss for year	-	-	-	(443,288)	(443,288)

Balance, March 31, 2009	53,120,886	53,121	6,863,872	(6,988,805)	(71,812)

Net loss for year	-	-	-	(273,402)	(273,402)

Balance, March 31, 2010	53,120,886	$53,121	$6,863,872	$(7,262,207)	$(345,214)

The accompanying notes are an integral part of the consolidated financial statements.

M45 RESOURCES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Date of
	Year Ended	Year Ended	Inception to
	March 31,	March 31,	March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATIONS
Net loss	$(273,402)	$(443,288)	$(7,262,207)

Adjustment to reconcile net loss to net cash
Depreciation & Amortization	22,576	28,014	61,873
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Change in receivables	-	-	1,414
Expenses paid with stock	-	-	2,899,987
Employee Stock Option Plan	-	-	3,319,117
Prepaid deposits	2,336	5,657	-
Prior period Foreign Exchange Fluctuation	-	-	(15,548)

Increase (decrease) in operating liabilities
Changes in payables	16,719	3,000	16,805
Bank overdraft	-	-	-

Net Cash Used For Operating Activites	(231,771)	(406,617)	(896,178)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets	(7,500)	(7,303)	(108,743)
Website development	(16,156)	-	(16,156)
Leasehold Improvements	-	-	(13,329)
Net effect of recapitalization	-	-	124,668

Net Cash Provided By (Used For) Investing Activities	(23,656)	(7,303)	(13,560)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	17,309	28,182
Net effect of recapitalization	-	-	5,470
Variation of advances from related parties	255,427	396,611	876,086

Net Cash Provided By Financing Activities	255,427	413,920	909,738

Net increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest	$-	$8,559	$50,744
Income tax	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

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

On February 11, 2010 the Board of Directors and Shareholders of M45 Mining Resources, Inc. (the ‘Company”) determined it to be in the best interest of the Company that the name of the Company be modified to Neuro-Biotech Corp. Accordingly, on February 19, 2010 the Nevada Secretary of State filed the Certificate of Amendment amending Article First of the Company’s Certificate of Incorporation to read as follows: The name of the Corporation is Neuro-Biotech Corp. On June 16, 2010 FINRA approved the abovementioned name change and such corporate action is deemed effective June 17, 2010. The Company’s trading symbol will remain MRES.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2010 or 2009.

Concentration of Credit Risk

The Company's exposure to credit risk is minimal.

Advertising Costs

The Company recognizes advertising expense in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising costs for the year ended March 31, 2010 was $887 and $3,988 for the corresponding period in 2009.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is calculated on the estimated useful lives of the assets using the straight line depreciation method. Leasehold Improvements is calculated on the remaining lease period and using the straight line amortization method.

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under ASC Topic 350-40, “Internal-Use Software, ” will be expensed as incurred. The costs of website development during the planning stage, as defined under ASC 350-50, “ Website Development Costs ”, will also be expensed as incurred.

Computer software, website development incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software and creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of April 1, 2010.

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No stock options or restricted stock awards were issued to employees or non-employees during the year ended March 31, 2009; as a result, the Company recorded no compensation expense for stock options or restricted stock awards under FASB ASC 718.

Development Stage Enterprise

The Company has realized no revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined by FASB ASC Topic 915, "Development Stage Entities." The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Basic and Diluted Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. The Company had no potential common stock instruments which would result in a diluted loss per share.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

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

Translation of Foreign Currencies

The Company's functional currency is the United States dollar. Foreign currency transactions occasionally occur, and are primarily undertaken in United States dollars. The Company complies with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “foreign Currency Maters.” Monetary items are translated at the exchange rate in effect at the balance sheet date; non-monetary items are translated at historical exchange rates. Income and expense items are translated at the average exchange rate for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company has ($3,204), to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s financial statements

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  The Company adopted this guidance effective October 1, 2009 with no significant impact on the Company’s financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the guidance effective October 1, 2009, and there was no material impact on the Company’s financial statements or related footnotes.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP on December 7, 2009. The application of the Codification did not have an impact on the Company’s financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

On October 1, 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s financial statements.

ASC Topic 350, "Intangibles—Goodwill and Other" amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not impact the Company’s financial statements.

On October 1, 2009, The Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements. The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Previously, these disclosures were required only in annual financial statements. The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009. The adoption of the additional requirements did not have any financial impact on the Company’s financial statements.

M45 MINING RESOURCES INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 2—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s financial statements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company’s financial statements.

Note 3—Notes Payable

At March 31, 2010, the Company was indebted to Northern Carrabean Star, Inc. a third party for $401,489. The note is unsecured note and due on demand which bears interest at 6% per annum.  These payable amounts represent advances made to fund daily working capital needs of the Company.

Note 4—Common Stock

The Company is authorized to issue 55,000,000 shares of $.001 par value common stock. For the periods ending March 31, 2010 and 2009, the Company had 53,120,886 and 54,008,386 shares of common stock outstanding, respectively.

Included in the March 2009 a total of 8,895,000 shares were issued to vendors for invoices due, and 550,000 shares issued to the officers and directors of the company for services rendered. In addition, included in the March 2009 and 2008 a total 8,164,356 shares and 4,989,940 shares respectively, to convert a note payable due to Andrea M. Cortellazzi,a shareholder and director of the Company. During the fiscal year ended March 31, 2008, the Company issued 7,000,000 shares to officers, directors, and employees, 6,250,000 shares to Miniere Grenville, for acquisition of supplementary mining territories.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 5—Research and Development Costs

Through March 31, 2010, the Company has recorded research and development costs of $175,775.

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

Note 7—Loss per Share

The following is a reconciliation of the numerators of the basic income (loss) per share for the years ended March 31, 2010 and 2009.

	2010	2009
Net income (loss) available to common stockholders	$(269,402)	$(443,288)

Weighted average shares:
Outstanding all year	53,120,886	47,502,294

Basic income (loss) per share (based on weighted average shares)	$(0.01)	$(0.01)

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

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 8—Income Taxes (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31,
	2010	2009
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	-34%	-34%
	0%	0%

Net deferred tax assets consist of the following:

	March 31,
	2010	2009

Gross deferred tax asset	$2,467,791	$2,352,117
Valuation allowance	(2,467,791)	(2,352,117)

Net deferred tax asset	$-	$-

The company did not pay any income taxes during the fiscal year ended March 31, 2010 or 2009.

At March 31, 2010, the Company has net operating loss (NOL carry forwards totalling approximately $7,262,207. The carry forwards begin to expire in the fiscal year 2030. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended March 31, 2010 was $115,674 and $126,641 for year ended March 31, 2009.

Note 9—Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these financial statements, the Company has an accumulated deficit of $7,262,207 from inception to March 31, 2010, and it does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

M45 MINING RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

Note 10—Property and Equipment

Property and equipment consists of the following categories at March 31, 2010 and 2009:

	2010	2009
Furniture and equipment	$110,789	$101,243
Leasehold improvements	13,329	13,329
	124,118	114,572
Less accumulated depreciation	62,363	39,298
Total	$61,755	$75,274

Depreciation expense for the fiscal year ended March 31, 2010 and 2009 was $21,019 and $28,014, respectively.

Note 11—Website Development Cost

Website Development Cost consists of the following categories at March 31, 2010 and 2009:

	2010	2009
Website development cost	$16,156	$-
	16,156	-
Less accumulated amortization	1,557	-
Total	$14,599	$-

Amortization expense for the fiscal year ended March 31, 2010 and 2009 was $1,557 and $0, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.  Our financial statements for the years ended March 31, 2010 and 2009, included in this annual report have been audited by Patrick Rodgers, CPA.

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

Management’s Annual Report on Internal Control over Financial Reporting (Continued)

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2010 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of March 31, 2010, our chief executive officer and Principal financial officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

			Term of Office
Name	Age	Position	From	To	Director

Barry Sommervail	76	Chief Executive Officer	April 1. 2009	Present	Yes

Michael Yamani	46	Secretary & Treasurer	February 8, 2010	Present	Yes

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

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued).

Michael Yamani

Mr Michael Yamani is an independent business entrepreneur. He has been acting as a private consultant for reporting matters for biotechnology and nanotechnology companies as well as acting as a corporate secretary for the past 30 years. With his experience of reporting, management, development and his knowledge of legal disclosure, Mr Yamani has been considered by many companies to be an asset. Mr Yamani also served as director for a private biotechnology company and served on the board of a well known scientific foundation. Mr Yamani has been offered throughout the years to sit on the board of numerous public companies but he always refused. Mr. Yamani will bring to the Company many development opportunities as well an established experience in legal disclosure and management.

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

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act (Continued).

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

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2010, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Barry Sommervail (1)	2010	0	0	0	0	0	0	0	0
President & CEO	2009	0	0	0	0	0	0	0	0
Michael Yamani (2)	2010	0	0	0	0	0	0	0	0
Secretary and Treasury	2009	0	0	0	0	0	0	0	0

(1) As of November 19, 2008, Mr. Sommervail was employed with the Company as President and CEO of the company with no compensation.
(2) As of February 8, 2010, Mr. Yamani was employed with the Company as Secretary and treasury of the company with no compensation.

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2010.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Barry Sommervail (1)	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Michael Yamani (2)	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

Under the Director compensation program, each Director is granted to receive an annual retainer of 150,000 shares of restricted common stock. Each Director is entitled to receive 150,000 shares per year and for each year of service. No share was issued to each Director for their annual compensation for the fiscal period ending March 31, 2010.
.
In an addition, Directors will not be paid for a Committee meeting when that meeting coincides with a quarterly Board meeting. Directors will also receive reimbursement for reasonable expenses incurred in attending meetings of the Board of Directors.

(1) As of November 19, 2008, Mr. Sommervail was appointed as a Director for the Company.
(2) As of February 8, 2010, Mr. Yamani was appointed as a Director for the company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the names of each person (including any "group") known to the Company to be the beneficial owner of five percent (5%) or more of the Company's outstanding common stock as of March 31, 2009, (53,120,886 issued and outstanding). Each person has sole voting power and investment power with respect to all shares of common stock.

	Name and Address	Amount and Nature of
Title of Class	of Beneficial Owner	Beneficial Ownership	Percent of Class

Andrea M. Cortellazzi (1)		13,304,296	24.05%

Miniere Grenville (1)		7,159,090	13.48%

The above mentioned Corporation are controlled by Andrea Cortellazzi. If the ownership of the corporation is added together, the total percentage ownership of Mr. Cortellazzi is 37.53 percent.

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

ITEM 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2010 and 2009 for professional services rendered by the principal accountant, for the audits of our annual financial statements and reviews of financial statements included in our Forms 10K and 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years is shown below:.

	Billed
Year	Amount	Principal Accountant

2010	$4,000	Patrick Rodgers, CPA, PA
2009	$3,000	Patrick Rodgers, CPA, PA

 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services rendered by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees are presented below:

Billed
Year	Amount	Principal Accountant

2010	$-	Patrick Rodgers, CPA, PA
2009	$-	Patrick Rodgers, CPA, PA

ITEM 14.  Principal Accountant Fees and Services (Continued).

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning are presented below:

Billed
Year	Amount	Principal Accountant

2010	$-	Patrick Rodgers, CPA, PA
2009	$-	Patrick Rodgers, CPA, PA

 All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountants, other than the services reported in paragraph (1), (2) and (3) above are presented below:

Billed
Year	Amount	Principal Accountant

2010	$-	Patrick Rodgers, CPA, PA
2009	$-	Patrick Rodgers, CPA, PA

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

M45 MINING RESOURCES INC.

Dated: June 28, 2010	By: /s/ Barry Sommervail
Barry Sommervail, CEO and Director

Dated: June 28, 2010	By: /s/ Michael Yamani
Michael Yamani, Secretary/Treasurer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.