Form 10-Q
period 2010-06-30
Neuro Biotech Corp
filed 2010-08-20
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2010

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File No. 33-55254-42

Neuro-Biotech Corp.

(Exact name of registrant as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Aeschenvorstadt 71, CH-4051 Basel, Switzerland
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code: 41 61 500 05 16

M45 Mining Resources Inc.
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

662,807,500 shares of Company’s common stock, par value $0.001 per share, were outstanding as of August 9, 2010.

Neuro-Biotech Corp.
(A Developmental Stage Company)
(formerly M45 Mining Resources Inc.)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of June 30, 2010 (unaudited) and March 31, 2010	3

	Statements of operations for the three months ended June 30, 2010 and 2009, and for the period from April 1, 2004 (inception) to June 30, 2010 (Unaudited)	4

	Statements of cash flows for the three months ended June 30, 2010 and 2009, and for the period from April 1, 2004 (inception) to June 30, 2010 (Unaudited)	5

	Notes to unaudited financial statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4	CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A.	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS	21

	SIGNATURES	22

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)

Assets

Current assets:
Cash	$-	$-
Prepaid expense	-	-

Total current assets	-	-

Fixed assets, net	56,318	61,755
Website development cost, net	13,252	14,599
Intangible assets, net	610,900	-

Total assets	$680,470	$76,354

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilites	$30,731	$19,719
Notes payable - non-related parties	1,125,913	-
Notes payable - related parties	433,127	401,849
Total current liabilities	1,589,771	421,568

Stockholders' deficit

Common stock, $.001 par value; 1,000,000,000 shares authorized, 662,807,500 and 53,120,886 shares issued and outstanding	662,808	53,121
Additional paid-in capital	55,771,787	6,863,872
Deficit accumulated during the development stage	(57,343,896)	(7,262,207)
Total stockholders deficit	(909,301)	(345,214)

Total liabilities and stockholders' deficit	$680,470	$76,354

The accompanying notes are an integral part of the financial statements.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

STATEMENTS OF OPERATIONS
(Unaudited)

			Date of
	Three Months Ended		Inception to
	June 30		June 30,
	2010	2009	2010

Operating revenues	$-	$-	$-

Operating expenses:
Mining claim acquisition costs	(2,156,486)	-	-
General and administrative	552,279	22,760	5,083,624
Marketing	-	-	49,391
Research and development	-	1,414	175,775
Depriciation, amortization and impairment	51,670,884	5,062	51,732,757
Total expenses	50,066,677	29,236	57,041,547
Net loss before Other Income (Expenses) and income taxes	(50,066,677)	(29,236)	(57,041,547)

Interest	(15,012)	(2,367)	(95,300)
Net effect of recapitlization	-	-	(124,668)
Discontinued operations - subsidiary	-	-	(255,997)
Disposal of subsidiary	-	-	173,616

Net loss before income taxes	(50,081,689)	(31,603)	(57,343,896)
Income Taxes	-	-	-

Net loss	$(50,081,689)	$(31,603)	$(57,343,896)

Basic and Diluted Loss Per Share:

Net loss per weighted average share
Net operating loss	$(0.105)	$(0.001)
Net effect of recapitlization	-	-
Discontinued operations	-	-
Disposal of subsidiary	-	-
	$(0.105)	$(0.001)
Weighted average number of common shares used to compute net loss per weighted average share	476,262,208	53,120,886

The accompanying notes are an integral part of the  financial statements.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Date of
	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash flows from operations:
Net loss	$(50,081,689)	$(31,603)	$(57,343,896)

Adjustment to reconcile net loss to net cash used in operarting activiites
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Change in receivables	-	-	1,414
Expenses paid with stock, net of reversal of expenses	(1,631,486)	-	1,268,501
Employee Stock Option Plan	-	-	3,319,117
Prior period Foreign Exchange Fluctuation	-	-	(15,548)
Prepaid deposits	-	1,414	-
Depreciation, amortization and impairment	51,670,884	5,062	51,732,757

Increase (decrease) in operating liabilities
Changes in payables	11,012	-	27,817

Net cash provided by (used in) investing activities	(31,279)	(25,127)	(927,457)

Cash flows from investing activities:

Acquisition of fixed assets	-	-	(108,743)
Website development	-	-	(16,156)
Leasehold improvements	-	-	(13,329)
Net effect of recapitalization	-	-	124,668

Net cash provided by (used in) investing activities	-	-	(13,560)

Cash flows from financing activities:

Issuance of common stock	-	-	28,182
Net effect of recapitalization	-	-	5,470
Increase in notes payable - related parties	31,279	25,127	907,365

Net cash provided by financing activities	31,279	25,127	941,017

Net incresase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest	$-	$-	$50,744
Income tax	$-	$-	$-

Noncash financing and investing activities
Acquisition of licenses for common stock	$52,275,000	$-	$52,275,000

The accompanying notes are an integral part of the  financial statements.

Neuro-Biotech Corp.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited financial statements of Neuro-Biotech Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at June 30, 2010 (unaudited) and the results of its operations for the three months ended June 30, 2010 (unaudited) and cash flows for the three months ended June 30, 2010 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three months period ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ended March 31, 2010.

These financial statements and the notes hereto should be read in conjunction with financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2010, which was filed July 2, 2010.

Neuro-Biotech Corp.’s, new strategy is focused on building shareholder value though the removal of its mining business and to focus toward the realm of neuroscience.

Neuro-Biotech Corp. is a public neuroscience medical diagnostic enterprise involved in the unique international niche of clinical neuroscience with the emphasis being to rapidly develop and commercialize innovative and competitive diagnostic products, with the goal of becoming a world leader in this market.

Neuro-Biotech's vision is to be the first neuro-pharmaceutical company to bring to market analytical diagnostic products specifically designed to facilitate early diagnosis, and monitoring. This will allow follow-up treatments, through a targeted therapeutic approach to the major psycho-social environmental diseases related to the neuro-psycho-endocrine and immune systems.

Neuro-Biotech Corp. Business aims are to: develop and commercialize quantitative diagnostic blood tests for early diagnosis, monitoring and follow-up for a large range of neuroscience and stress related disorders in order to accommodate unsatisfied medical needs; develop its own extensive portfolio of diagnostic tests and natural brain neuroceuticals; enter into strategic alliances with large distributors in order to accelerate its worldwide market penetration in general and, in particular some revenue interesting niche markets,  by initiating sales through its own sales force; and by forming business partnerships with private laboratory networks on a worldwide basis.

Name Change

On February 11, 2010, the Company changed its name to Neuro-Biotech Corp. The Company’s office is located at Aeschenvorstadt 71, CH-4051 Basel, Switzerland.

On April 30, 2010, the Company’s Board of Directors approved a revision to the Company’s charter to increase the number of common shares available for issuance to an aggregate of 1,000,000,000 shares.

All other provisions of the charter remain unchanged. The Company subsequently approved a change in the par value of the Company’s common stock to $0.001 per share.

As of July 27, 2010, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

Neuro-Biotech Corp.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

Significant Accounting Policies

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.

All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents as of June 30, 2010.

Property and equipment

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

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under ASC Topic 350-40, “Internal-Use Software, ” will be expensed as incurred. The costs of website development during the planning stage, as defined under ASC 350-50, “Website Development Costs ”, will also be expensed as incurred.

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

Research and development

Research and development costs principally represent consulting fees of the Company’s geologist and engineering professionals, material and payments to third parties for clinical trials and additional product development and testing. All research and development costs are charged to expense as incurred.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

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

Stock-based compensation

The Company follows ASC Topic 718, “Share Based Payment” which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Stock-based compensation is included in general and administrative expenses for all periods presented.

Fair value of financial instruments

The Company follows ASC 820, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value based on their short-term maturity. Stockholder loans are carried at cost.

Intangible assets

Goodwill and other intangible assets are accounted for in accordance with the FASB of ASC 350, “Goodwill and Other Intangible Assets.” Under ASC 350, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

Impairment of long lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Long-lived assets, which include property, plant and equipment and the licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On April 30, 2010, it was determined that the licenses did not have a value greater than par value and Management recorded an impairment charge of $51,660,000 to bring the value of the licenses to $615,000 from the recorded fair value of $0.085 per hare that the 615,000,000 shares of common stock were issued to acquire the licenses.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740, “Income Taxes,” (“ASC 740”), formerly SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company’s policy is to record a valuation allowance against deferred tax assets, when the deferred tax asset is not recoverable. The Company considers estimated future taxable income or loss and other available evidence when assessing the need for its deferred tax valuation allowance.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Comprehensive income (loss)

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Foreign Currency Translation

The Company's functional currency is the United States dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Maters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transaction gains or losses of substance to reflect during the periods ended June 30, 2010 and 2009.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” which requires dual presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. The Company had no potential common stock instruments which would result in a diluted loss per share.

Development Stage Enterprise

The Company currently has no revenues and is considered to be a development stage company under the provisions of ASC Topic 915, "Development Stage Entities." The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

Reclassifications

Certain amounts reported in the previous year’s consolidated financial statements have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s financial statements.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance effective October 1, 2009 with no significant impact on the Company’s financial statements or related footnotes. The Company has evaluated subsequent events through August 20, 2010, the date the financial statements were issued.

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

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional requirements is not expected to have any financial impact on the Company’s financial statements

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these financial statements, the Company has an accumulated deficit of $57,343,896 from inception to June 30, 2010. The Company does not have any cash and relies on notes payable at this point for cash flow. In addition, the Company used its common stock to acquire 16 licenses that will be utilized to operate their new business. The value of the licenses has been significantly impaired, and represents approximately 90% of the Company’s assets at June 30, 2010. In addition, the Company does not have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management either individually or through the securing of additional notes to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

NOTE 3: PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	June 30,
	2010 (unaudited)	March 31, 2010	Estimated Useful Lives

Furniture and equipment	$108,743	$110,789	3 - 5 years
Leasehold improvements	13,329	13,329	3 years
	122,072	124,118
Less accumulated depreciation	65,754	62,363

Property and equipment, net	$56,318	$61,755

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation expense for the three months ended June 30, 2010 and 2009 was $5,437, and $5,062, respectively.

NOTE 4: WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following:

	June 30,		Estimated
	2010 (unaudited)	March 31, 2010	Useful Lives

Web development cost	$16,156	$16,156	3 years
	16,156	16,156
Less accumulated amortization	2,904	1,557

Web development cost, net	$13,252	$14,599

Amortization of Web development cost utilized in research and development activities is included in research and development expense. All other amortization is included in general and administrative expense. Amortization expense for the three months ended June 30, 2010 and 2009 was $1,346 and $0, respectively.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

NOTE 5 – INTANGIBLE ASSETS

The Company's intangible assets are defined as non-monetary long-term assets which have no physical substance and are held for the production of goods and provision of services, lease, operation or management. They are mainly intellectual property rights assets, including trademarks, certificates and manufacture license, design patents. Intangible assets are stated at actual cost of acquisition, and are amortized over 25 years according to the beneficiaries of the contract period. On April 30, 2010, it was determined that the licenses did not have a value greater than par value and Management recorded an impairment charge of $51,660,000 to bring the value of the licenses to $615,000 from the recorded fair value of $0.085 per hare that the 615,000,000 shares of common stock were issued to acquire the licenses.

License fees consists of the following:

	June 30,		Estimated
	2010 (unaudited)	March 31, 2010	Useful Lives

License fees	$615,000	$-	25 years
	615,000	-
Less accumulated amortization	4,100	-

Intangible asset, net	$610,900	$-

Amortization of the intangible assets for the three months ended June 30, 2010 and 2009 was $4,100and $0, respectively.

NOTE 6: NOTES PAYABLE – RELATED PARTY

At June 30, 2010, the Company was indebted to Northern Carrabean Stars, Inc., a shareholder of the Company for $433,128 plus accrued interest of $22,217. The note bears interest at 6 % per annum and is payable on demand. The note was for cash flow purposes for the Company. Squib & Waves Research Inc. and Northern Carrabean Star Inc. have agreed to invest the sum of $2,000,000 in the Company within fifteen (15) months from the date of April 30, 2010, as a direct and proximate result of the above-styled license agreements. Northern Carrabean Stars, Inc. acquired the debt from a former executive upon the acquisition of the licenses by the Company.

NOTE 7: NOTES PAYABLE – NON-RELATED PARTIES

The Company and former debt holders entered into notes payable in the amount $1,125,913. The amount was originally due the debt holders prior to a conversion of this debt into shares of common stock. The common stock was returned to the Company and cancelled in June 2010. The Company and the debt holders agreed to new terms for the repayment of the debt. The notes all entered into on June 8, 2010, are for a period of one-year and accrued interest at 12% per year. Interest expense for the three months ended June 30, 2010 and accrued as of June 30, 2010 on these notes is $8,514.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

NOTE 8: COMMON STOCK

The Company has authorized capital stock of 1,000,000,000 shares of common stock with a par value of $.001, of which 662,807,500 shares were issued and outstanding as of June 30, 2010. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

During the three months ended June 30, 2010, the Company issued 615,000,000 shares of common stock at the then current market value of $52,275,000. The Company’s management determined that the licenses that were acquired for the shares of common stock had a fair value of $615,000 (par). The resulting impairment charge of $51,660,000 was recorded at the time of the transaction.

The Company also issued 15,000,000 shares of common stock for services rendered at a value of $525,000 ($0.035) to a former executive, which is based on the value of the stock on the day it was issued. In addition, the Company cancelled 13,154,296 shares of common stock that were initially issued as conversion of a note payable, that have been returned by the recipients and agreed to by the Company to reinstate the terms of the note payable and adjust the dates (see Note 7). Another 7,159,090 shares of common stock were acquired as treasury stock under the cost method for the acquisition of mining claims previously expensed by the Company in 2007 and 2008. These treasury shares were subsequently cancelled and returned to treasury. The value of the mineral rights was $2,156,486 and is reflected in the statement of operations as an expense that reduced the mining claims acquisition ocsts in the development stage columns to $0. The Company received the shares back from the mining claim company as the business of the Company changed and they no longer wish to pursue this business.

As of March 31, 2010 the Company had authorized to issue 55,000,000 shares of $.001 par value common stock and the Company’s board of directors approved the increase in the authorized shares to 1,000,000,000.

Included in the March 2009 a total of 8,895,000 shares were issued to vendors for invoices due, and 550,000 shares issued to the officers and directors of the company for services rendered. In addition, included in the March 2009 a total 8,164,356 shares were issued to convert a note payable.

NOTE 9: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares would consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the three months ended June 30, 2010 and 2009, there are no common stock equivalents.

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases totaled $0 and $10,500 for the three months ended June 30, 2010 and 2009, respectively.

Squib & Waves Research Inc. and Northern Carrabean Star Inc. have agreed to invest the sum of $2,000,000 in the Company within fifteen (15) months from the date of April 30, 2010, as a direct and proximate result of the above-styled license agreements.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

NOTE 11: INCOME TAXES

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, “Income Taxes,” (“ASC 740”), formerly SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Included in the Company’s net deferred tax assets are approximately $1.9 million of potential future tax benefits from prior unused tax losses.   Realization of these tax assets depends on sufficient future taxable income before the benefits expire.  It is not certain that the Company will have sufficient future taxable income to utilize the loss carryforward benefits before they expire. Therefore, an allowance has been provided for the full amount of the net deferred tax asset.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	June 30,
	2010	2009
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	-34%	-34%
	0%	0%

Net deferred tax assets consist of the following:

June 30, 2010

Gross deferred tax asset	$1,932,525
Valuation allowance	(1,932,525)

Net deferred tax asset	$-

At June 30, 2010, the Company has net operating loss (NOL carry forwards totalling approximately $5,683,896. The carry forwards begin to expire in the fiscal year 2030. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

NOTE 12—SUBSEQUENT EVENTS

On July 13, 2010 the Company announced the formation of its first subsidiary, Neuro-Biotech Lab Canada Inc., having its offices at 1002 Sherbrooke Street West, 28E Floor, Montréal QC, H3A 3L6, Canada.   The main purpose of the Canadian subsidiary is to establish the Neuro-Biotech main laboratory in Technoparc Montreal ( www.technoparc.com ) near the Montreal International Airport, where Research and Development are to be conducted, along with the analysis of various medical diagnostic tests where the results will be made available to the medical community.

On July 15, 2010 the Company signed a lease agreement for the office relocated in Basel, Switzerland.

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

RISK FACTORS

Our auditor has raised a concern regarding our ability to continue as a going concern.  Neuro-Biotech is in the development stage and we have not generated revenues since inception.  We continue to incur operating expenses, legal and accounting expenses, consulting fees, and marketing expenses.  These factors raise substantial doubt about our ability to continue as a going concern.

BUSINESS OVERVIEW

Business of Issuer

Neuro-Biotech Corp.’s, new strategy is focused on building shareholder value though the removal of its mining business and to focus toward the realm of neuroscience.

Neuro-Biotech Corp. is a public neuroscience medical diagnostic enterprise involved in the unique international niche of clinical neuroscience with the emphasis being to rapidly develop and commercialize innovative and competitive diagnostic products, with the goal of becoming a world leader in this market.

Neuro-Biotech's vision is to be the first neuro-pharmaceutical companies to bring to market analytical diagnostic products specifically designed to facilitate early diagnosis, and monitoring. This will allow follow-up treatments, through a targeted therapeutic approach to the major psycho-social environmental diseases related to the neuro-psycho-endocrine and immune systems.

Business of Issuer (continued)

Neuro-Biotech Corp. Business aims are to: develop and commercialize quantitative diagnostic blood tests for early diagnosis, monitoring and follow-up for a large range of neuroscience and stress related disorders in order to accommodate unsatisfied medical needs; develop its own extensive portfolio of diagnostic tests and natural brain neuroceuticals; enter into strategic alliances with large distributors in order to accelerate its worldwide market penetration in general and, in particular some revenue interesting niche markets,  by initiating sales through its own sales force; and by forming business partnerships with private laboratory networks on a worldwide basis.

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

Results of Operation

For the three month periods ended June 30, 2010 and 2009, the Company reported $-0- revenue, respectively.  For the three months ended June 30, 2010, total expenses were $50,081,689, a $50,050,086, or 99%, increase from the $31,603 reported for the same period in 2009. Approximately $19,675 of this increase is attributable to an increase in consulting and professional fees, with the majority of the increase attributable to the impairment charge of $51,660,000 on the intangible assets and the $525,000 in common stock issued for professional fees.  Total expenses reported for the three months ended June 30, 2010 and 2009 primarily represent expenses incurred for general administration, occupancy (rent, utilities, and other related costs at $0 and $3,500 monthly, respectively), impairment, amortization and depreciation, consulting, travel, filing fees, professional services, and interest against a note payable.

Liquidity and Capital Resources

Neuro-Biotech is a development stage company, and through the date of this Report, it has not generated revenue from operations.  The Company does not have sufficient cash or cash equivalents to satisfy its cash requirements for the next twelve months.

The Company has an accumulated deficit of $57,343,896. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Neuro-Biotech’s current management have indicated a willingness to continue rendering services to the Company, to advance sufficient funds to meet our operational needs, and not to demand payment of sums owed. The Company believes, therefore, that it can continue as a going concern in the near future.

Off-Balance Sheet Arrangements

For the period ended June 30, 2010, the Company had no off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.  Controls and Procedures

Our management, under the supervision of and with the participation of the chief executive officer and chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010, the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls were not effective as of that date.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of June 30, 2010.

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

ITEM 4.  Controls and Procedures (continued).

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

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2010 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

 PART II  - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Security and Use of Proceeds

There were no sales or unregistered securities during the period covered by this report.

ITEM 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of Neuro-Biotech Corp., as filed with the Nevada Secretary of State on July 16, 1990.

3.2
Bylaws of Neuro-Biotech Corp.. 14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 17, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

On June 17, 2010, the Registrant filed a Form 8-K with the SEC based on the Company's name change.

On July 19, 2010, the Registrant filed a Form 8-K with the SEC disclosing that the Company entered into sixteen (16) license agreements (manufacturing and distribution) with Squib & Waves Research Inc. and Northern Carrabean Star Inc.; the Company relocated its corporate headquarters to Basel, Switzerland; the Company modified its business direction and focus away from mining and toward the realm of neuroscience; the Company entered into a Stock Repurchase and Termination of Contracts Agreement with Miniere Grenville, Inc.; and the Company announced the formation of its first subsidiary, Neuro-Biotech Lab Canada Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2010	By:	/s/ Barry Somervail
Barry Somervail, CEO and Director

Dated: August 20, 2010	By:	/s/ Michael Yamani
Michael Yamani, Secretary/Treasurer, and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NEURO-BIOTECH CORP..

Dated: August 20, 2010	By:	/s/ Barry Somervail
Barry Somervail, CEO and Director

Dated: August 20, 2010	By:	/s/ Michael Yamani
Michael Yamani, Secretary/Treasurer