Form 10-Q
period 2010-09-30
Neuro Biotech Corp
filed 2010-11-15
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File No. 33-55254-42

Neuro-Biotech Corp.
(Exact name of registrant as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Aeschenvorstadt 71, CH-4051 Basel, Switzerland
(Address of principal executive offices)	(Postal Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer, “ “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

662,807,500 shares of Company’s common stock, par value $0.001 per share, were outstanding as of November 8, 2010.

Neuro-Biotech Corp.
(A Developmental Stage Company)
(formerly M45 Mining Resources Inc.)

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	3

	Statements of operations for the three months ended September 30, 2010 and 2009, for the six months ended September 30, 2010 and 2009 and for the period from April 1, 2004 (inception) to September 30, 2010 (Unaudited)	4

	Statements of cash flows for the six months ended September 30, 2010 and 2009, and for the period from April 1, 2004 (inception) to September 30, 2010 (Unaudited)	5

	Notes to unaudited financial statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	21

	SIGNATURES	22

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

 BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
Assets

Current assets:
Cash	$-	$-
Prepaid expense	-	-

Total current assets	-	-

Fixed assets, net	50,881	61,755
Website development cost, net	11,906	14,599
Intangible assets, net	604,750	-

Total assets	$667,537	$76,354

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilites	$71,691	$19,719
Notes payable - non-related parties	1,125,913	-
Notes payable - related parties	456,150	401,849
Total current liabilities	1,653,754	421,568

Stockholders' deficit

Common stock, $.001 par value; 1,000,000,000 shares authorized, 662,807,500 and 53,120,886 shares issued and outstanding	662,808	53,121
Additional paid-in capital	55,771,787	6,863,872
Deficit accumulated during the development stage	(57,420,812)	(7,262,207)
Total stockholders deficit	(986,217)	(345,214)

Total liabilities and stockholders' deficit	$667,537	$76,354

The accompanying notes are an integral part of the financial statements.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30		Date of Inception to September 30,
	2010	2009	2010	2009	2010
Operating revenues	$-	$-	$-	$-	$-

Operating expenses:
Mining claim acquisition costs		-	(2,156,486)		-
General and administrative	23,023	12,532	575,302	35,292	5,106,647
Marketing	-	-	-	-	49,391
Research and development	-	922		2,336	175,775
Depreciation, amortization and impairment	12,933	5,062	51,683,817	10,124	51,745,690
Total expenses	35,956	18,516	50,102,633	47,752	57,077,503
Net loss before Other Income (Expenses) and income taxes	(35,956)	(18,516)	(50,102,633)	(47,752)	(57,077,503)

Interest	(40,960)	(2,667)	(55,972)	(5,034)	(136,260)
Net effect of recapitlization	-	-	-	-	(124,668)
Discontinued operations - subsidiary	-	-	-	-	(255,997)
Disposal of subsidiary	-	-	-	-	173,616

Net loss before income taxes	(76,916)	(21,183)	(50,158,605)	(52,786)	(57,420,812)
Income Taxes	-	-		-	-

Net loss	$(76,916)	$(21,183)	$(50,158,605)	$(52,786)	$(57,420,812)

Basic and Diluted Loss Per Share:

Net loss per weighted average share
Net operating loss	$-	$-	(0.083)	(0.001)
Net effect of recapitlization	-	-	-	-
Discontinued operations	-	-	-	-
Disposal of subsidiary	-	-	-	-
	$-	$-	$(0.083)	$(0.001)
Weighted average number of common shares used to compute net loss per weighted average share	662,807,500	54,008,386	601,077,967	54,008,386

The accompanying notes are an integral part of the financial statements.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Date of Inception to
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash flows from operations:
Net loss	$(50,158,605)	$(52,786)	$(57,420,812)
Adjustment to reconcile net loss to net cash used in operarting activiites
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Change in receivables	-	-	1,414
Expenses paid with stock, net of reversal of expenses	(1,631,486)	-	1,268,501
Employee Stock Option Plan	-	-	3,319,117
Prior period Foreign Exchange Fluctuation	-	-	(15,548)
Prepaid deposits	-		-
Depreciation, amortization and impairment	51,683,817	10,124	51,745,690
Increase (decrease) in operating liabilities
Changes in receivables		(1,414)
Changes in payables	51,973	2,336	68,778
Net cash provided by (used in) investing activities	(54,301)	(41,740)	(950,479)
Cash flows from investing activities:
Acquisition of fixed assets	-	-	(108,743)
Website development	-	-	(16,156)
Leasehold improvements	-	-	(13,329)
Net effect of recapitalization	-	-	124,668
Net cash provided by (used in) investing activities	-	-	(13,560)
Cash flows from financing activities:
Issuance of common stock	-	-	28,182
Net effect of recapitalization	-	-	5,470
Increase in notes payable - related parties	54,301	41,740	930,387
Net cash provided by financing activities	54,301	41,740	964,039
Net incresase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest	$-	$-	$50,744
Income tax	$-	$-	$-
Noncash financing and investing activities
Acquisition of licenses for common stock	$52,275,000	$-	$52,275,000

The accompanying notes are an integral part of the financial statements.

NEURO-BIOTECH CORP..
 (A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited financial statements of Neuro-Biotech Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at September 30, 2010 (unaudited) and the results of its operations for the six months ended September 30, 2010 (unaudited) and cash flows for the six months ended September 30, 2010 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six month period ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ended March 31, 2011.

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

As of November 10, 2010, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

NEURO-BIOTECH CORP..
 (A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents as of September 30, 2010.

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

Research and development

Research and development costs principally represent consulting fees of the Company’s scientist and  biotech professionals, material and payments to third parties for clinical trials and additional product development and testing. All research and development costs are charged to expense as incurred.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

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
September 30, 2010

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Foreign Currency Translation

The Company's functional currency is the United States dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Maters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transaction gains or losses of substance to reflect during the periods ended September 30, 2010 and 2009.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

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
September 30, 2010

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
September 30, 2010

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these financial statements, the Company has an accumulated deficit of $57,420,812 from inception to September 30, 2010. The Company does not have any cash and relies on notes payable at this point for cash flow. In addition, the Company used its common stock to acquire 16 licenses that will be utilized to operate their new business. The value of the licenses has been significantly impaired, and represents approximately 90% of the Company’s assets at September 30, 2010. In addition, the Company does not have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management either individually or through the securing of additional notes to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

NOTE 3: PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	September 30,	March 31,	Estimated
	2010	2010	Useful Lives
	(unaudited)
Furniture and equipment	$108,743	$110,789	3 - 5 years
Leasehold improvements	13,329	13,329	3 years
	122,072	124,118
Less accumulated depreciation	71,191	62,363

Property and equipment, net	$50,881	$61,755

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation expense for the six  months ended September 30, 2010 and 2009 was $10,874, and $10,124, respectively.

NOTE 4: WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following:

	September 30,	March 31,	Estimated
	2010	2010	Useful Lives
	(unaudited)
Web development cost	$16,156	$16,156	3 years
	16,156	16,156
Less accumulated amortization	4,250	1,557

Web development cost, net	$11,906	$14,599

Amortization of Web development cost utilized in research and development activities is included in research and development expense. All other amortization is included in general and administrative expense. Amortization expense for the three months ended September 30, 2010 and 2009 was $2,693 and $4, respectively.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

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

License fees consists of the following:

	September 30, 2010	March 31, 2010	Estimated Useful Lives
	(unaudited)
License fees	$615,000	$-	25 years
	615,000	-
Less accumulated amortization	10,250	-

Intangible asset, net	$604,750	$-

Amortization of the intangible assets for the three months ended September 30, 2010 and 2009 was $10,250 and $0, respectively.

NOTE 6: NOTES PAYABLE – RELATED PARTY

At September 30, 2010, the Company was indebted to Northern Carrabean Stars, Inc., a shareholder of the Company for $456,150 plus accrued interest of $29,123. The note bears interest at 6 % per annum and is payable on demand. The note was for cash flow purposes for the Company. Squib & Waves Research Inc. and Northern Carrabean Star Inc. have agreed to invest the sum of $2,000,000 in the Company within fifteen (15) months from the date of April 30, 2010, as a direct and proximate result of the above-styled license agreements. Northern Carrabean Stars, Inc. acquired the debt from a former executive upon the acquisition of the licenses by the Company.

NOTE 7: NOTES PAYABLE – NON-RELATED PARTIES

The Company and former debt holders entered into notes payable in the amount $1,125,913. The amount was originally due the debt holders prior to a conversion of this debt into shares of common stock. The common stock was returned to the Company and cancelled in June 2010. The Company and the debt holders agreed to new terms for the repayment of the debt. The notes all entered into on June 8, 2010, are for a period of one-year and accrued interest at 12% per year. Interest expense for the six months ended September 30, 2010 and accrued as of September 30, 2010 on these notes is $42,569.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

NOTE 8: COMMON STOCK

The Company has authorized capital stock of 1,000,000,000 shares of common stock with a par value of $.001, of which 662,807,500 shares were issued and outstanding as of September 30, 2010. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

During the six months ended September 30, 2010, the Company issued 615,000,000 shares of common stock at the then current market value of $52,275,000. The Company’s management determined that the licenses that were acquired for the shares of common stock had a fair value of $615,000 (par). The resulting impairment charge of $51,660,000 was recorded at the time of the transaction.

The Company also issued 15,000,000 shares of common stock for services rendered at a value of $525,000 ($0.035) to a former executive, which is based on the value of the stock on the day it was issued. In addition, the Company cancelled 13,154,296 shares of common stock that were initially issued as conversion of a note payable, that have been returned by the recipients and agreed to by the Company to reinstate the terms of the note payable and adjust the dates (see Note 7). Another 7,159,090 shares of common stock were acquired as treasury stock under the cost method for the acquisition of mining claims previously expensed by the Company in 2007 and 2008. These treasury shares were subsequently cancelled and returned to treasury. The value of the mineral rights was $2,156,486 and is reflected in the statement of operations as an expense that reduced the mining claims acquisition costs in the development stage columns to $0. The Company received the shares back from the mining claim company as the business of the Company changed and they no longer wish to pursue this business.

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

NOTE 9: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares would consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the six months ended September 30, 2010 and 2009, there are no common stock equivalents.

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases totaled $0 and $10,500 for the six months ended September 30, 2010 and 2009, respectively.

Squib & Waves Research Inc. and Northern Carrabean Star Inc. have agreed to invest the sum of $2,000,000 in the Company within fifteen (15) months from the date of April 30, 2010, as a direct and proximate result of the above-styled license agreements.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	September 30,
	2010	2009
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	-34%	-34%
	0%	0%

Net deferred tax assets consist of the following:

September 30,
2010
Gross deferred tax asset	$1,958,676
Valuation allowance	(1,958,676)
Net deferred tax asset	$-

At September 30, 2010, the Company has net operating loss (NOL carry forwards totalling approximately $5,760,812. The carry forwards begin to expire in the fiscal year 2030. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.

NEURO-BIOTECH CORP..
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

NOTE 12—SUBSEQUENT EVENTS

As of November 10, 2010, the Company has signed confidentiality agreements with various interested parties, including a Spanish group representing the vast majority of hospitals and private clinics in Spain. This group has shown a particular appreciation for the distribution of all our blood tests. Seeing that there is language and historical ties, all private clinics and private hospitals located in South America will be automatically granted access.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to: i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; ii) unanticipated working capital or other cash requirements; iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and iv) various competitive market factors that may prevent us from competing successfully in the marketplace

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes attached thereto. Our current fiscal year ends March 31.

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

Results of Operation

For the six month periods ended September 30, 2010 and 2009, the Company reported $-0- revenue, respectively.  For the six months ended September 30, 2010, total expenses were $50,158,605, a $50,105,819, or 99%, increase from the $52,786 reported for the same period in 2009. Approximately $42,698 of this increase is attributable to an increase in consulting and professional fees, with the majority of the increase attributable to the impairment charge of $51,660,000 on the intangible assets and the $525,000 in common stock issued for professional fees.  Total expenses reported for the six months ended September 30, 2010 and 2009 primarily represent expenses incurred for general administration, occupancy (rent, utilities, and other related costs at $0 and $3,500 monthly, respectively), impairment, amortization and depreciation, consulting, travel, filing fees, professional services, and interest against a note payable.

Liquidity and Capital Resources

Neuro-Biotech is a development stage company, and through the date of this Report, it has not generated revenue from operations.  The Company does not have sufficient cash or cash equivalents to satisfy its cash requirements for the next twelve months.

The Company has an accumulated deficit of $57,420,812. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

For the period ended September 30, 2010, the Company had no off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.  Controls and Procedures

Our management, under the supervision of and with the participation of the chief executive officer and chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010, the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls were not effective as of that date.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2010 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 15, 2010	By:	/s/ Dr Claude Poulin
Dr Claude Poulin, CEO and Director

Dated: November 15, 2010	By:	/s/ Michel Yamani
Michel Yamani, Secretary/Treasurer, and Principal Financial Officer