Form 10-Q
period 2010-12-31
Neuro Biotech Corp
filed 2011-02-09
CIK 894561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended December 31, 2010

❑	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ____________________

Commission File No. 33-55254-42

Neuro-Biotech Corp.
(Exact name of registrant as specified in its charter)

NEVADA	87-0485310
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

662,807,500 shares of Company’s common stock, par value $0.001 per share, were outstanding as of February 92011.

Neuro-Biotech Corp.
(A Developmental Stage Company)
(formerly M45 Mining Resources Inc.)

TABLE OF CONTENTS FOR FORM 10-Q

PARTI. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	3

	Statements of operations for the three months ended December 31, 2010 and 2009, for the nine months ended December 31, 2010 and 2009 and for the period from April1, 2004 (inception) to December 31, 2010 (Unaudited)	4

	Statements of cash flows for the ninemonths ended December 31, 2010 and 2009, and for the period from April 1, 2004 (inception) to December 31, 2010 (Unaudited)	5

	Notes to unaudited financial statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	20

	SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS
NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)

Assets

Current assets:
Cash	$-	$-
Prepaid expense	-	-

Total current assets	-	-

Fixed assets, net	45,444	61,755
Website development cost, net	10,560	14,599
Intangible assets, net	598,600	-

Total assets	$654,604	$76,354

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilites	$-	$19,719
Notes payable - non-related parties	-	-
Notes payable - related parties	461,331	401,849
Total current liabilities	461,331	421,568

Stockholders' equity (deficit)

Common stock, $.001 par value; 1,000,000,000 shares authorized, 662,807,500 shares issued and outstanding	662,808	53,121
Additional paid-in capital	57,006,965	6,863,872
Deficit accumulated during the development stage	(57,476,500)	(7,262,207)
Total stockholders equity (deficit)	193,273	(345,214)

Total liabilities and stockholders' equity (deficit)	$654,604	$76,354

The accompanying notes are an integral part of the financial statements.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

STATEMENTS OF OPERATIONS
(Unaudited)

					Date of
	Three Months Ended		Nine Months Ended		Inception to
	December 31		December 31		December 31,
	2010	2009	2010	2009	2010

Operating revenues	$-	$-	$-	$-	$-

Operating expenses:
Mining claim acquisition costs	-	-	(2,156,486)	-	-
General and administrative	5,181	87,700	580,483	122,992	5,111,828
Marketing	-	-	-	-	49,391
Research and development	-	5,000		7,336	175,775
Depreciation, amortization and impairment	12,933	5,698	51,696,750	15,823	51,758,623
Total expenses	18,114	98,398	50,120,747	146,151	57,095,617
Net loss before Other Income (Expenses) and income taxes	(18,114)	(98,398)	(50,120,747)	(146,151)	(57,095,617)

Interest	(37,574)	(3,633)	(93,546)	(8,667)	(173,834)
Net effect of recapitlization	-	-	-	-	(124,668)
Discontinued operations - subsidiary	-	-	-	-	(255,997)
Disposal of subsidiary	-	-	-	-	173,616

Net loss before income taxes	(55,688)	(102,031)	(50,214,293)	(154,818)	(57,476,500)
Income Taxes	-	-		-	-

Net loss	$(55,688)	$(102,031)	$(50,214,293)	$(154,818)	$(57,476,500)

Basic and Diluted Loss Per Share:
Net loss per weighted average share
Net operating loss	$-	$(0.002)	$(0.084)	$(0.003)
Net effect of recapitlization	-	-	-	-
Discontinued operations	-	-	-	-
Disposal of subsidiary	-	-	-	-
	$-	$(0.002)	$(0.084)	$(0.003)
Weighted average number of common shares used to compute net loss per weighted average share	662,807,500	54,008,386	601,077,967	54,008,386

The accompanying notes are an integral part of the financial statements.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resoures Inc.)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Date of
	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash flows from operations:
Net loss	$(50,214,293)	$(154,818)	$(57,476,500)

Adjustment to reconcile net loss to net cash used in operarting activiites
Disposal of subsidiary	-	-	(173,616)
Discontinued operations	-	-	255,997
Change in receivables	-	-	1,414
Expenses paid with stock, net of reversal of expenses	(1,631,486)	-	1,268,501
Employee Stock Option Plan	-	-	3,319,117
Prior period Foreign Exchange Fluctuation	-	-	(15,548)
Prepaid deposits	-		-
Depreciation, amortization and impairment	51,696,750	15,823	51,758,623

Increase (decrease) in operating liabilities
Changes in receivables	-	2,336	-
Changes in payables	89,547	(3,000)	106,352
Net cash provided by (used in) investing activities	(59,482)	(139,659)	(955,660)

Cash flows from investing activities:

Acquisition of fixed assets	-	(15,198)	(108,743)
Website development	-	-	(16,156)
Leasehold improvements	-	-	(13,329)
Net effect of recapitalization	-	-	124,668
Net cash provided by (used in) investing activities	-	(15,198)	(13,560)

Cash flows from financing activities:

Issuance of common stock	-	-	28,182
Net effect of recapitalization	-	-	5,470
Increase in notes payable - related parties	59,482	154,857	935,568
Net cash provided by financing activities	59,482	154,857	969,220

Net incresase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:

Interest	$-	$-	$50,744
Income tax	$-	$-	$-
Noncash financing and investing activities
Acquisition of licenses for common stock	$52,275,000	$-	$52,275,000
Cancellation of common stock for note payable	$1,125,913	$-	$1,125,913
Conversion of related party notes and related accrued interest to capital	$1,198,835	$-	$1,198,835
Conversion of accrued interest of notes payable other to capital	$36,343	$-	$36,343

The accompanying notes are an integral part of the financial statements.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1: ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited financial statements of Neuro-Biotech Corp., (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete presentation of the financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments (consisting of a normal and recurring nature) necessary for a fair presentation of the Company’s financial position at December 31, 2010 (unaudited) and the results of its operations for the ninemonths ended December 31, 2010 (unaudited) and cash flows for the ninemonths ended December 31, 2010 (unaudited). Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the ninemonth period ended December 31, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year endedMarch 31, 2011.

These financial statements and the notes hereto should be read in conjunction with financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2010, which was filed July 2, 2010.

Neuro-Biotech Corp.’s,new strategy is focused on building shareholder value though the removal of its mining business and to focus toward the realm of neuroscience.

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

Neuro-Biotech Corp.business aims are to: develop and commercialize quantitative diagnostic blood tests for early diagnosis, monitoring and follow-up for a large range of neuroscience and stress related disorders in order to accommodate unsatisfied medical needs; develop its own extensive portfolio of diagnostic tests and natural brain neuroceuticals; enter into strategic alliances with large distributors in order to accelerate its worldwide market penetration in general and, in particular some revenue interesting niche markets,  by initiating sales through its own sales force; and by forming business partnerships with private laboratory networks on a worldwide basis.

The Company on December 30, 2010, entered into a ten-year sublicense agreement with Credo-TM, a Russian company to distribute the Company’s patented products in the Russian Federation as defined in the agreement.  Under the agreement, Credo-TM agrees to purchase 500,000 units at an agreed upon price of $55.

Name Change

On February 11, 2010, the Company changed its name to Neuro-Biotech Corp. TheCompany’s office is located at Aeschenvorstadt 71, CH-4051 Basel, Switzerland.

On April 30, 2010, the Company’s Board ofDirectors approved a revision to the Company’s charter to increase the number of common shares available for issuance to an aggregate of 1,000,000,000 shares.

All other provisions of the charterremain unchanged. The Company subsequently approved a change in the par value of the Company’scommon stock to$0.001 per share.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

As of February9, 2011, the Company has no full-time employees. The President and Secretary-Treasurer have agreed to allocate a portion of their time without compensation to the activities of the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents as of December 31, 2010.

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

Research and development

Research and development costs principally represent consulting fees of the Company’sscientist and biotech professionals, material and payments to third parties for clinical trials and additional product development and testing. All research and development costs are charged to expense as incurred.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

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

Fair value of financial instruments

The Company follows ASC 820, “Fair Value Measurements”which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate fair value based on their short-term maturity. Stockholder loans are carried at cost.

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
December 31, 2010

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Foreign Currency Translation

The Company's functional currency is the United States dollar. In those instances where the Company has foreign currency transactions, the financial statements are translated to U.S. dollars in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Maters.” Monetary assets and liabilitiesdenominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has had nominal translation or transaction gains or losses of substance to reflect during the periods ended December 31, 2010 and 2009.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

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

Development Stage Enterprise

The Company currently has no revenues and is considered to be a development stage company under the provisions of ASC Topic 915,"Development Stage Entities." The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

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
December 31, 2010

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

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,”when the volume and level of activity for the asset or liability have significantly decreased. This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets. This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of this guidance did not have any material impact on the Company’s financial statements.

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
December 31, 2010

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) -Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existingfair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Theadditional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additionaldisclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. Theadoption of the additional requirements is not expected to have any financial impact on the Company’s financial statements

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As shown in these financial statements, the Company has an accumulated deficit of $57,476,500 from inception to December 31, 2010. The Company does not have any cash and relies on notes payable at this point for cash flow. In addition, the Company used its common stock to acquire 16 licenses that will be utilized to operate their new business. The value of the licenses has been significantly impaired, and represents approximately 90% of the Company’s assets at December 31, 2010. In addition,the Company does not have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business. The Company’s continuation as a going concern is dependent upon management either individually or through the securing of additional notes to meet any costs and expenses incurred. Management realizes that this situation may continue until the Company obtains additional working capital through equity financing.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

NOTE 3: PROPERTY AND EQUIPMENT

Machinery and equipment consist of the following:

	December 31,
	2010 (unaudited)	March 31, 2010	Estimated Useful Lives

Furniture and equipment	$108,743	$110,789	3 - 5 years
Leasehold improvements	13,329	13,329	3 years
	122,072	124,118
Lessaccumulated depreciation	76,628	62,363

Property and equipment, net	$45,444	$61,755

Depreciation of fixed assets utilized in research and development activities is included in research and development expense. All other depreciation is included in general and administrative expense. Depreciation expense for the nine months ended December 31, 2010 and 2009 was$16,311 and $15,577, respectively.

NOTE 4: WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following:

	December 31,		Estimated
	2010 (unaudited)	March 31, 2010	Useful Lives

Web development cost	$16,156	$16,156	3 years
	16,156	16,156
Less accumulated amortization	5,596	1,557

Web development cost, net	$10,560	$14,599

Amortization of Web development cost utilized in research and development activities is included in research and development expense. All other amortization is included in general and administrative expense. Amortization expense for the nine months ended December 31, 2010 and 2009 was $4,039 and $246, respectively.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

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

License fees consists of the following:

	December 31,		Estimated
	2010 (unaudited)	March 31, 2010	Useful Lives

License fees	$615,000	$-	25 years
	615,000	-
Less accumulated amortization	16,400	-

Intangible asset, net	$598,600	$-

Amortization of the intangible assets for the nine months ended December 31, 2010 and 2009 was $16,400 and $0, respectively.

NOTE 6: NOTES PAYABLE – RELATED PARTY

At December 31, 2010, the Company was indebted to Northern Carrabean Stars, Inc., a shareholder of the Company for $461,331. The Company had accrued $36,343 in interest ($20,624 for the nine months ended December 31, 2010) that was forgiven by Northern Carrabean Stars, Inc. and applied to additional paid in capital. The notethrough December 31, 2010 was bearing interest at 6% per annum and is payable on demand. Northern Carrabean Stars, Inc. agreed to make this demand note non-interest bearing as of January 1, 2011. The note was for cash flow purposes for the Company.Squib & Waves Research Inc. and Northern Carrabean Star Inc. have agreed to invest the sum of $2,000,000 in the Company within fifteen (15) months from the date of April 30, 2010, as a direct and proximate result of the above-styled license agreements. Northern Carrabean Stars, Inc. acquired the debt from a former executive upon the acquisition of the licenses by the Company.

NOTE 7: NOTES PAYABLE – NON-RELATED PARTIES

The Company and former debt holders entered into notes payable in the amount $1,125,913. The amount was originally due the debt holders prior to a conversion of this debt into shares of common stock. The common stock was returned to the Company and cancelled in June 2010. The Company and the debt holders agreed to new terms for the repayment of the debt. The notes all entered into on June 8, 2010, are for a period of one-year and accrued interest at 12% per year. During October and November of 2010, Northern Carrabean Stars, Inc., a shareholder of the Company, settled with each of the individual debt holders and assumed responsibility of the notes and related interest. On December 21, 2010, Northern Carrabean Stars, Inc. converted the debt of $1,125,913 and accrued interest of $72,922 (total of $1,198,835) into additional paid in capital. Interest expense for the nine months ended December 31, 2010 on these notes is $72,922.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8: COMMON STOCK

The Company has authorized capital stock of 1,000,000,000 shares of common stock with a par value of $.001, of which 662,807,500 shares were issued and outstanding as of December 31, 2010. The Company's common stock commenced trading on January 27, 1999 on the OTC Bulletin Board (OTCBB) operated by the National Association of Securities Dealers, Inc., under the symbol "MRES."

During the ninemonths ended December 31, 2010, the Company issued 615,000,000 shares of common stock at the then current market value of $52,275,000. The Company’s management determined that the licenses that were acquired for the shares of common stock had a fair value of $615,000 (par). The resulting impairment charge of $51,660,000 was recorded at the time of the transaction.

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

Included in the March 2009 a total of 8,895,000 shares were issued to vendors for invoices due, and 550,000 shares issued to the officers anddirectors of the company for services rendered. In addition, included in the March 2009 a total 8,164,356 shares were issued to convert a note payable.

NOTE 9: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares would consist of incremental shares issuable upon exercise of stock options and warrants. In computing diluted net loss per share for the ninemonths ended December 31, 2010 and 2009, there are no common stock equivalents.

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating lease agreements for office space. Generally, the lease agreements require the payment of base rent plus escalations for increases in building operating costs and real estate taxes. Rental expense under operating leases totaled $0 and $9,500 for the ninemonths ended December 31, 2010 and 2009, respectively.

Squib & Waves Research Inc. and Northern Carrabean Star Inc. have agreed to invest the sum of $2,000,000 in the Company within fifteen (15) months from the date of April 30, 2010, as a direct and proximate result of the above-styled license agreements.

NEURO-BIOTECH CORP.
(A Development Stage Company)
(formerly M45 Mining Resources Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	December 31,
	2010	2009
Income tax provision at the federal statutory rate	34%	34%
Effect of operating losses	-34%	-34%
	0%	0%

Net deferred tax assets consist of the following:

December 31,
2010

Gross deferred tax asset	$1,977,610
Valuation allowance	(1,977,610)

Net deferred tax asset	$-

At December 31, 2010, the Company has net operating loss (NOL) carry forwards totalling approximately $5,816,500. The carry forwards begin to expire in the fiscal year 2030. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; ii) unanticipated working capital or other cash requirements; iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and iv) various competitive market factors that may prevent us from competing successfully in the marketplace

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes attached thereto. Our current fiscal year ends March 31.

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

BUSINESS OVERVIEW

Business of Issuer

Neuro-Biotech Corp.’s,new strategy is focused on building shareholder value though the removal of its mining business and to focus toward the realm of neuroscience.

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

Results of Operation

For the nine month periods ended December 31, 2010 and 2009, the Company reported $-0- revenue, respectively.  For the ninemonths ended December 31, 2010, total expenses were $50,214,293, a $50,059,475, or 99%, increase from the $154,818 reported for the same period in 2009. Approximately $47,698 of this increase is attributable to anincrease in consulting and professional fees, with the majority of the increase attributable to the impairment charge of $51,660,000 on the intangible assets and the $525,000 in common stock issued for professional fees.Total expenses reported for the ninemonths ended December 31, 2010 and 2009primarily represent expenses incurred for general administration, occupancy (rent, utilities, and other related costs), impairment, amortization and depreciation, consulting, travel, filing fees, professional services, and interest against a note payable.

Liquidity and Capital Resources

Neuro-Biotech is a development stage company, and through the date of this Report, it has not generated revenue from operations.  The Company does not have sufficient cash or cash equivalents to satisfy its cash requirements for the next twelve months.

The Company has an accumulated deficit of $57,476,500. The Company continues to report negative stockholders’ equity and does not have sufficient assets to pay current liabilities as they come due. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

For the period endedDecember 31, 2010, the Company had no off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. Controls and Procedures

Our management, under the supervision of and with the participation of the chief executive officer and chief financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010, the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls were not effective as of that date.

Except for the material weaknesses in internal control over financial reporting as referenced in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (and further described above), no other material weaknesses were identified in our evaluation of internal controls as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

Remediation plans established and initiated by management during the fiscal year ended March 31, 2010 continue to be implemented.  There were no other changes in our internal controls over financial reporting during the three months ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities, including adequate testing of such control activities, in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

 PART II  - OTHER INFORMATION

ITEM 1.Legal Proceedings

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

(b)Reports on Form 8-K

There were no Form 8-K filings made during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2011	By:	/s/ Dr Claude Poulin
Dr Claude Poulin, CEO and Director

Dated: February 9, 2011	By:	/s/ Michael Yamani
Michael Yamani, Secretary/Treasurer, and Principal Financial Officer